Form 10-Q
period 2024-06-30
ACTUATE THERAPEUTICS, INC.
filed 2024-09-24
CIK 1652935

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-42139

Actuate Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-3044785 (I.R.S. Employer Identification No.)

1751 River Run, Suite 400, Fort Worth, Texas (Address of principal executive offices)	76107 (Zip Code)

Registrant’s telephone number, including area code: (817) 887-8455

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.000001 per share	ACTU	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

On September 23, 2024, 19,531,636 shares of common stock, $0.000001 par value per share, were outstanding.

i

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Actuate,” the “Company,” “we,” “us,” and “our” refer to Actuate Therapeutics, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report” or Quarterly Report”) contains forward-looking statements about us and our industry. In addition, from time to time, we or our representatives have made or will make forward-looking statements. The forward-looking statements involve substantial risks and uncertainties. All statements, other than statements related to present facts or current conditions or of historical facts, contained in this Report, including statements regarding our strategy, future operations, future financial position, future revenues, and projected costs, prospects, plans and objectives of management, research and development plans, the anticipated timing, costs, design and conduct of our ongoing and planned clinical trials and preclinical studies for elraglusib and any future product candidates, the timing and likelihood of regulatory filings and approvals for elraglusib and any future product candidates, our ability to commercialize elraglusib and any future product candidates, if approved, the pricing and reimbursement of elraglusib and any future product candidates, if approved, the potential to develop future product candidates, the potential benefits of strategic collaborations and potential to enter into any future strategic arrangements, the timing and likelihood of success, plans and objectives of management for future operations, and future results of anticipated product development efforts, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or the negative of these terms or other comparable terminology are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. In addition, any forward-looking statements are qualified in their entirety by reference to the factors discussed under the heading “Risk Factors” in this Report.

You should assume that the information appearing in this Report is accurate as of its date only. Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All written or oral forward-looking statements attributable to us or any person acting on our behalf made after the date of this Report are expressly qualified in their entirety by the risk factors and cautionary statements contained in this Report. Unless legally required, we do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

In addition, statements that “we believe” and similarly qualified statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to rely unduly upon them.

The discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the related notes thereto included in this Report.

RISK FACTOR SUMMARY

Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this section to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under the heading “Risk Factors” in this Report.

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

•	We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant operating losses for the foreseeable future. We have a high risk of never generating revenue or becoming profitable or, if we achieve profitability, we may not be able to sustain it.
•	Our financial condition raises substantial doubt as to our ability to continue as a going concern.
•	We will require substantial additional capital to finance our operations, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or other operations.
•	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates. In addition, any capital obtained by us may be obtained on terms that are unfavorable to us, our investors, or both.

Risks Related to Clinical Development and Potential Regulatory Approval

•	We do not have, and may never have, any approved products on the market. Our business is highly dependent upon receiving approvals from various U.S. and international governmental agencies and will be severely harmed if we are not granted approval to manufacture and sell our product candidates.
•	We currently depend entirely on the success of elraglusib, which is our only product candidate. If we are unable to advance elraglusib in clinical development, obtain regulatory approval and ultimately commercialize elraglusib, or experience significant delays in doing so, our business will be materially harmed.
•	Even if we complete all planned clinical trials including a Phase 3 trial in the future, there is no guarantee that at the time of submission the FDA will accept our NDA.
•	Clinical and preclinical drug development involves a lengthy and expensive process with uncertain timelines and outcomes, and results of prior preclinical studies and early clinical trials are not necessarily predictive of future results. Elraglusib or any future product candidates may not achieve favorable results in clinical trials or preclinical studies or receive regulatory approval on a timely basis, if at all.
•	We may not be successful in our efforts to investigate elraglusib in additional indications. We may expend our limited resources to pursue a new product candidate or a particular indication for elraglusib and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
•	Use of elraglusib or any future product candidates could be associated with side effects, adverse events or other properties or safety risks, which could delay or preclude regulatory approval, cause us to suspend or discontinue clinical trials, abandon elraglusib or any future product candidate, limit the commercial profile of an approved label or result in other significant negative consequences that could severely harm our business, financial condition, results of operations and prospects.
•	If we experience delays or difficulties in the enrollment of subjects to our clinical trials, our receipt of necessary regulatory approvals could be delayed or otherwise adversely affected, which could materially affect our financial condition.
•	Interim, topline, and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

Risks Related to Our Reliance on Third Parties

•	The termination of third-party licenses could adversely affect our rights to important compounds or technologies.
•	Our current elraglusib DS manufacturer is in China, and it is unknown how current or future geopolitical relationships with China may affect our ability to obtain DS; however, if they are negatively impacted, this could increase our DS manufacturing costs and adversely impact our financial condition.
•	We rely on third parties to conduct our non-clinical studies and our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize our current product candidates or any future products and our financial condition will be adversely affected.
•	Data provided by collaborators and other parties upon which we rely have not been independently verified and could turn out to be inaccurate, misleading, or incomplete.

Risks Related to Commercialization of Elraglusib and any Future Product Candidates

•	We have a limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our prospects and likelihood of success.
•	Our business is highly dependent on the success of our lead product candidate, elraglusib, and any other future product candidates that we advance into clinical development. All of our product candidates will require significant additional clinical and preclinical development before we can seek regulatory approval for and launch a product commercially.

Risks Related to Our Intellectual Property

•	If we and our third-party licensors do not obtain and preserve protection for our respective intellectual property rights, our competitors may be able to take advantage of our development efforts to develop competing drugs.
•	We may not be able to enforce our intellectual property rights throughout the world.
•	If we fail to comply with our obligations under any license, collaboration or other intellectual property-related agreements, we may be required to pay damages and could lose intellectual property rights that may be necessary for developing, commercializing and protecting our current or future technologies or drug candidates or we could lose certain rights to grant sublicenses.

Risks Related to Our Business Operations and Industry

•	If we lose key management leadership, and/or scientific personnel, and if we cannot recruit qualified employees or other significant personnel, we may experience program delays and increased compensation costs, and our business may be materially disrupted.
•	We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
•	Competition and technological change may make our product candidates less competitive or obsolete.
•	Our anticipated operating expenses and capital expenditures over the next year are based upon our management’s estimates of possible future events. Actual amounts could differ materially from those estimated by our management.
•	We will require substantial additional capital to finance our operations and fund our clinical trials. We may not be able to obtain this necessary capital when needed on acceptable terms, or at all.

Risks Associated to our Common Stock

•	Concentration of ownership by our principal stockholders, the Bios Equity Affiliated Funds (as defined below), which are affiliated with our Chairman, Aaron G.L. Fletcher, limits the ability of others to influence the outcome of director elections and other transactions requiring stockholder approval, creates the potential for conflicts of interest, may negatively impact our stock price and may deter or prevent efforts by others to acquire us, which could prevent our stockholders from realizing a control premium.
•	Existing and new investors will experience dilution as a result of future sales or issuances of our common stock and future option exercises or other award grants under our stock incentive plan.
•	The trading price of the shares of our common stock could be highly volatile regardless of our operating performance, and purchasers of our common stock could incur substantial losses.
•	Substantial amounts of our outstanding shares may be sold into the market when lock-up or market standoff periods end. If there are substantial sales of shares of our common stock, the price of our common stock could decline.

General Risk Factors

•	Unstable market and economic conditions may have serious adverse consequences on our ability to raise funds, which may cause us to cease or delay our operations.
•	If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Actuate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$351,709	$2,958,659
Prepaid assets and other current assets	197,978	36,907
Total current assets	549,687	2,995,566
Deferred offering costs	1,181,139	–
Total assets	$1,730,826	$2,995,566

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,893,034	$3,421,840
Accrued compensation	277,500	277,500
Accrued interest, current	70,097	–
Other accrued expenses	6,932,367	3,221,254
Related party convertible notes payable at fair value	6,900,000	–
Total current liabilities	20,072,998	6,920,594

Long term liabilities:
Warrant liability	1,260,903	988,049
Accrued interest, less current portion	70,096	130,041
License payable	404,991	404,991
Total long-term liabilities	1,735,990	1,523,081

Total liabilities	21,808,988	8,443,675

Commitments and contingencies (Note 6)

Redeemable convertible preferred stock $0.000001 par value, 33,463,018 shares authorized; 24,678,355 shares issued and outstanding; liquidation value of $124,891,347 and $121,033,336 as of June 30, 2024 and December 31, 2023, respectively.	94,178,404	94,178,404

Stockholders’ deficit:
Common stock: $0.000001 par value, 38,108,584 shares authorized; 1,690,760 shares issued and outstanding	2	2
Additional paid-in capital	5,706,231	5,468,006
Accumulated deficit	(119,962,799)	(105,094,521)
Total stockholders’ deficit	(114,256,566)	(99,626,513)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$1,730,826	$2,995,566

See accompanying notes to unaudited condensed consolidated financial statements.

Actuate Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$4,372,805	$4,777,242	$11,233,235	$9,300,999
General and administrative	1,062,644	807,177	1,975,468	1,581,976
Total operating expenses	5,435,449	5,584,419	13,208,703	10,882,975

Loss from operations	(5,435,449)	(5,584,419)	(13,208,703)	(10,882,975)

Other income (expense):
Change in estimated fair value of warrant liability	(240,339)	(50,194)	(272,854)	(45,090)
Loss on issuance of related party convertible notes payable at fair value	(200,000)	–	(400,000)	–
Change in estimated fair value of related party convertible notes payable	(700,000)	–	(1,000,000)	–
Interest expense	(5,076)	(5,062)	(10,152)	(33,516)
Interest income	8,645	115,389	23,431	167,040
Total other income (expense), net	(1,136,770)	60,133	(1,659,575)	88,434

Net loss	$(6,572,219)	$(5,524,286)	$(14,868,278)	$(10,794,541)

Weighted-average shares of common stock outstanding, basic and diluted	1,565,777	1,422,164	1,550,456	1,381,734
Net loss per share attributable to common stockholders, basic and diluted	$(4.20)	$(3.88)	$(9.59)	$(7.81)

See accompanying notes to unaudited condensed consolidated financial statements.

Actuate Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(Unaudited)

For the Six Months Ended June 30, 2024

	Redeemable Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, January 1, 2024	24,678,355	$94,178,404	1,690,760	$2	$5,468,006	$(105,094,521)	$(99,626,513)
Stock-based compensation expense	–	–	–	–	148,206	–	148,206
Net loss	–	–	–	–	–	(8,296,059)	(8,296,059)
Balances, March 31, 2024	24,678,355	94,178,404	1,690,760	2	5,616,212	(113,390,580)	(107,774,366)

Stock-based compensation expense	–	–	–	–	90,019	–	90,019
Net loss	–	–	–	–	–	(6,572,219)	(6,572,219)
Balances, June 30, 2024	24,678,355	$94,178,404	1,690,760	$2	$5,706,231	$(119,962,799)	$(114,256,566)

For the Six Months Ended June 30, 2023

	Redeemable Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, January 1, 2023	23,656,337	$90,137,751	1,690,760	$2	$5,044,467	$(80,349,901)	$(75,305,432)
Stock-based compensation expense	–	–	–	–	73,131	–	73,131
Proceeds from issuances of redeemable convertible preferred stock, net of issuance costs of $206,821	578,037	2,313,431	–	–	–	–	–
Net loss	–	–	–	–	–	(5,270,255)	(5,270,255)
Balances, March 31, 2023	24,234,374	92,451,182	1,690,760	2	5,117,598	(85,620,156)	(80,502,556)

Stock-based compensation expense	–	–	–	–	73,131	–	73,131
Proceeds from issuances of redeemable convertible preferred stock, net of issuance costs of $114,679	443,981	1,821,085	–	–	–	–	–
Fair market value of warrants issued to placement agent in conjunction with issuance of redeemable convertible preferred stock	–	(93,863)	–	–	–	–	–
Net loss	–	–	–	–	–	(5,524,286)	(5,524,286)
Balances, June 30, 2023	24,678,355	$94,178,404	1,690,760	$2	$5,190,729	$(91,144,442)	$(85,953,711)

See accompanying notes to unaudited condensed consolidated financial statements.

Actuate Therapeutics, Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating Activities:
Net loss	$(14,868,278)	$(10,794,541)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	238,225	146,262
Change in estimated fair value of warrant liability	272,854	45,090
Loss on issuance of related party convertible notes payable at fair value	400,000	–
Change in estimated fair value of related party convertible notes payable	1,000,000	–
Interest accrued on license payable	10,152	33,516
Changes in operating assets and liabilities:
Prepaid assets and other current assets	(161,071)	5,245
Accounts payable	2,412,458	206,823
Accrued compensation	–	(132,033)
Other accrued expenses	2,774,440	14,566
Net cash used in operating activities	(7,921,220)	(10,475,072)

Financing Activities:
Proceeds from issuances of related party convertible notes payable	5,500,000	–
Deferred offering costs	(185,730)	–
Proceeds from issuances of redeemable convertible preferred stock, net	–	4,134,516
Net cash provided by financing activities	5,314,270	4,134,516

Net change in cash and cash equivalents	(2,606,950)	(6,340,556)
Cash and cash equivalents, beginning of period	2,958,659	20,449,310
Cash and cash equivalents, end of period	$351,709	$14,108,754

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Supplemental Schedule of Noncash Financing Activities:
Deferred offering costs, unpaid and accrued	$995,409	$–
Estimated fair market value of warrants issued to placement agent in connection with issuance of redeemable convertible preferred stock	$–	$93,863

See accompanying notes to unaudited condensed consolidated financial statements.

Actuate Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three and Six Months Ended June 30, 2024 and 2023 (unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Actuate Therapeutics, Inc. (the “Company”) was incorporated in the State of Delaware on January 16, 2015. The Company is a clinical-stage biopharmaceutical company focused on developing novel therapies for the treatment of cancers through the inhibition of glycogen synthase kinase-3 (“GSK-3”). The Company’s lead investigational product, elraglusib (formerly 9-ING-41), is a small molecule that is designed to enter cancer cells and block the function of the enzyme GSK-3β, thereby causing the death of the cancer cells and the regulation of anti-tumor immunity.

The Company has a 100%-owned Irish subsidiary, Actuate Therapeutics Limited, that is currently dormant.

The Company operates as a semi-virtual biopharmaceutical company with expertise in preclinical and clinical development. In addition, the Company contracts with highly experienced development, manufacturing, regulatory, and clinical consultants located in offices throughout the United States of America (“U.S.”), Europe and Canada.

Reverse Stock Split

On May 31, 2024, the Company’s board of directors approved a 1-for-1.8 reverse stock split of its issued and outstanding shares of common stock and stock option awards, which was effected on June 7, 2024. All issued and outstanding shares of common stock (including outstanding restricted stock awards), stock option awards and per share data have been adjusted in these unaudited condensed consolidated financial statements, on a retrospective basis, to reflect the reverse stock split for all periods presented. The par value of the common stock and preferred stock was not adjusted as a result of the reverse stock split.

The shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. In addition, the conversion ratios for each series of the Company’s Redeemable Convertible Preferred Stock (as defined below) (see Note 8), which automatically converted into shares of common stock upon the closing of the Company’s initial public offering (“IPO”), were proportionally adjusted. Stockholders entitled to fractional shares as a result of the reverse stock split were rounded up to the nearest whole share.

Initial Public Offering

On August 14, 2024, the Company completed the closing of its IPO of 2,800,000 shares of common stock at an initial offering price to the public of $8.00 per share, before the underwriters discount of $0.56 per share. Additionally, the underwriters exercised their option (“Overallotment Option”) to purchase an additional 420,000 shares at the same price of $8.00 per share less the underwriters discount on September 12, 2024. The common shares began trading on the Nasdaq Global Market on August 13, 2024, under the symbol “ACTU”. The Company received net proceeds of approximately $22 million, after deducting discounts and commissions and other estimated offering expenses of approximately $3.7 million, in exchange for the issuance of 3,220,000 shares of common stock of the Company, including shares issued under the Overallotment Option.

Upon the closing of IPO and Overallotment Option, we issued the underwriters warrants to purchase up to 161,000 shares of common stock, representing 5% of the shares of common stock issued under the IPO and Overallotment Option, at an exercise price of $10.00 per share (“Underwriter Warrants”), representing 125% of the initial offering price. The Underwriter Warrants are not exercisable prior to February 8, 2025 (or 180-days from the effective date of the registration statement), and expire on August 12, 2027. The Underwriter Warrants can only be exercised on a cash basis through November 11, 2025 and only on a cashless basis on November 12, 2025 and thereafter.

In addition, the Company’s Redeemable Convertible Preferred Stock (see Note 8), Related Party Convertible Notes Payable (as defined below) (see Note 5) and in-the-money warrants to purchase the Company’s Redeemable Convertible Preferred Stock (see Note 9) converted into or were automatically exercised for, as applicable, common stock immediately prior to the closing of the IPO.

Actuate Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three and Six Months Ended June 30, 2024 and 2023 (unaudited) (continued)

Basis of Presentation

The accompanying unaudited condensed financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2023 included in its final prospectus filed with the SEC on August 13, 2024 pursuant to Rule 424(b)(4).

Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Going Concern and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2024, the Company had cash and cash equivalents of $351,709 and a working capital deficit of $19,523,311. The Company has not generated any revenue and has incurred recurring operating losses since inception. The Company expects to continue to incur losses for the foreseeable future and therefore, the Company’s ability to continue its operations is highly dependent on its ability to raise additional capital to fund its future operations.

During the six months ended June 30, 2024, the Company issued convertible promissory notes for aggregate principal amount of $5,500,000 to a related party (the “Related Party Convertible Notes Payable”) in exchange for proceeds of $5,500,000, which automatically converted into 884,427 shares of common stock upon the closing of the IPO (see Note 5). On August 12, 2024, we issued to Bios Clinical Opportunity Fund, LP, a fund affiliated with two members of the board of directors of the Company and a majority shareholder, a promissory note in the principal amount of $200,000 (“August Note”) (see Note 13). The August Note accrued interest at a rate of 7% per annum and was due and payable on the earlier of (i) the closing of the IPO or (ii) August 16, 2024. The August Note was paid in full on August 14, 2024, including accrued interest thereon. On August 14, 2024 and September 12, 2024, the Company received net proceeds of approximately $18.9 million and $3.1 million from the IPO and Overallotment Option, respectively, after deducting discounts and commissions and other estimated offering expenses of approximately $3.5 million and $0.2 million, respectively.

Management anticipates, based on currently proposed plans and assumptions, that our cash and cash equivalents on hand will not satisfy the Company’s operational and capital requirements through twelve months from the issuance date of these unaudited condensed consolidated financial statements. As the Company continues to pursue its business plan, it expects to finance its operations through equity offerings, debt financings, or other capital sources, including potential future collaborations, licenses, and other similar arrangements. However, there can be no assurance that any additional financing or strategic arrangements will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it may be necessary to significantly reduce its scope of operations to reduce the current rate of spending through actions such as the need to delay, limit, reduce or terminate its product development or future commercialization efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market itself, which could have a material adverse effect on the Company’s business, results of operations or financial condition. Based on the above matters, we have concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern for a year from the date the financial statements were issued.

Actuate Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three and Six Months Ended June 30, 2024 and 2023 (unaudited) (continued)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2023 included in its final prospectus filed with the SEC on August 13, 2024 pursuant to Rule 424(b)(4). Since the date of such audited consolidated financial statements, there have been no changes to the Company’s significant accounting policies, except as noted below.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions, and judgements that affect the reported amounts of assets, liabilities, expenses, and related disclosures in the accompanying notes. The Company bases its estimates, assumptions and judgements on historical experience when available and on various factors that it believes to be reasonable under the circumstances as of the date of the accompanying unaudited condensed consolidated financial statements including the fair value of common stock, fair value of the warrant liability, fair value of Related Party Convertible Notes Payable, stock-based compensation expense, accrued expenses (including accrued expenses related to research and development (“R&D”) as described below), and the recoverability of the Company’s net deferred tax assets and related valuation allowance. In addition, other factors may affect estimates, including the expected business and operational changes, the sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Actual results could differ materially from the estimates and assumptions used in the preparation of the accompanying unaudited condensed consolidated financial statements under different assumptions or conditions.

Accrued Expenses Related to R&D Expenses

As part of the process of preparing our unaudited condensed consolidated financial statements, we are required to estimate our R&D expenses as of each balance sheet date. This process involves reviewing open contracts, including clinical site contracts, and communicating with our personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We make estimates of our R&D expenses as of each balance sheet date based on facts and circumstances known to us at that time. The significant estimates in our R&D expenses include the costs incurred for services performed by our vendors in connection with services for which we have not yet been invoiced. We base our expenses related to R&D activities on our estimates of the services received and efforts expended pursuant to quotes and contracts with contractors and vendors that conduct R&D on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows. Advance payments for goods and services that will be used in future R&D activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

Deferred Offering Costs

The Company capitalizes as deferred offering costs all direct and incremental legal, professional, accounting and other third-party fees incurred in connection with the Company’s IPO. The deferred offering costs will be offset against the IPO proceeds upon the closing of the IPO. As of June 30, 2024, the Company had $1,181,139 in deferred offering costs, of which $58,736 was included in accounts payable and $936,673 was included in other accrued expenses in the accompanying unaudited condensed consolidated balance sheets. There were no deferred offering costs at December 31, 2023.

Actuate Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three and Six Months Ended June 30, 2024 and 2023 (unaudited) (continued)

Fair Value of Financial Instruments

Authoritative guidance requires disclosure of the fair value of financial instruments. The Company applies fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The carrying amount of certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, approximate their estimated fair values primarily due to the short-term nature of the instruments or based on information obtained from market sources and management estimates. The Related Party Convertible Notes Payable (see Notes 3 and 5) and the Redeemable Convertible Preferred Stock Warrant (as defined below) liability (see Notes 3 and 9) are carried at fair value based on unobservable market inputs. The Company measures the fair value of certain of its financial liabilities on a recurring basis. A fair value hierarchy is used to rank the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value which is not equivalent to cost will be classified and disclosed in one of the following three categories:

•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets and liabilities;
•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as unadjusted quoted prices for similar assets and liabilities, unadjusted quoted prices in the markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques and significant management judgment or estimation.

Fair Value Option of Accounting for Related Party Convertible Notes Payable

When financial instruments contain various embedded derivatives which may require bifurcation and separate accounting of those derivatives apart from the entire host instrument, if eligible, ASC 825, Financial Instruments (“ASC 825”) allows issuers to elect the fair value option (“FVO”) of accounting for those instruments. The FVO may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. The FVO allows the issuer to account for the entire financial instrument at fair value with subsequent remeasurements of that fair value recorded through the statements of operations at each reporting date. A financial instrument is generally eligible for the FVO if, amongst other factors, no part of the convertible, or contingently convertible, instrument is classified in stockholders’ equity.

Based on the eligibility assessment discussed above, the Company concluded that its Related Party Convertible Notes Payable are eligible for the FVO and accordingly elected to apply the FVO to its Related Party Convertible Notes Payable in accordance with ASC 825. Accordingly, the Related Party Convertible Notes Payable are measured at fair value on their issuance dates and remeasured at estimated fair value at the end of each reporting period with changes in fair value recognized as a component of other income (expense) in the unaudited condensed consolidated statements of operations. The primary reason for electing the fair value option was to address simplification and cost-benefit considerations that result from accounting for hybrid financial instruments at fair value in their entirety versus bifurcation of the embedded derivatives from the debt hosts.

Actuate Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three and Six Months Ended June 30, 2024 and 2023 (unaudited) (continued)

The estimated fair values of the Related Party Convertible Notes Payable are determined using valuation models that incorporate assumptions and estimates. The Company assesses these assumptions and estimates at each financial reporting period as additional information impacting the assumptions is obtained. Assumptions in the models include but are not limited to equity value, volatility, time to a conversion event, risk-free rate and scenario weightings. The fair value measurements of the Related Party Convertible Notes Payable are based on significant inputs that are not observable in the market and represent a Level 3 measurement (see Notes 3 and 5). The change in fair value related to accrued interest is also included within the single line of change in fair value of Related Party Convertible Notes Payable in the unaudited condensed consolidated statements of operations.

In addition, in certain circumstances, the estimated fair value at issuance may be greater than the face value at issuance. The loss on issuance of the Related Party Convertibles Notes Payable of $200,000 and $400,000 recorded during the three and six months ended June 30, 2024 represents the difference between the estimated fair value of the Related Party Convertible Notes Payable and the gross proceeds received on the issuance date based on the assumptions, including the proximity in time to the anticipated IPO, the discount on conversion of the Related Party Convertible Notes Payable (see Notes 3 and 5), and the increased probability-weighted IPO scenario.

Redeemable Convertible Preferred Stock

The Company records all shares of Redeemable Convertible Preferred Stock at their respective fair values on the dates of issuance, net of issuance costs. Redeemable Convertible Preferred Stock is recorded outside of permanent equity because while it is not mandatorily redeemable, in certain events considered not solely within the Company’s control, such as a merger, acquisition, or sale of all or substantially all of the Company’s assets, each referred to as a “deemed liquidation event,” the Redeemable Convertible Preferred Stock will become redeemable at the option of the holders of at least a majority of the then outstanding preferred shares. The Company has not adjusted the carrying value of the Redeemable Convertible Preferred Stock to its liquidation preference because a deemed liquidation event obligating the Company to pay the liquidation preference to holders of shares of Redeemable Convertible Preferred Stock did not occur as of June 30, 2024 and was subsequently not triggered upon the closing of the Company’s IPO when all shares of Redeemable Convertible Preferred Stock converted into shares of common stock.

Redeemable Convertible Preferred Stock Warrants

The Company’s Redeemable Convertible Preferred Stock Warrants require liability classification and accounting as the underlying Redeemable Convertible Preferred Stock is considered contingently redeemable and may obligate the Company to transfer assets to the holders at a future date upon occurrence of a deemed liquidation event. The warrants are recorded at their estimated fair value upon issuance and are subject to remeasurement to estimated fair value at each balance sheet date, with changes in the estimated fair value recognized as a component of other income (expense) in the accompanying unaudited condensed consolidated statements of operations. The Company will continue to adjust the warrant liability for changes in estimated fair value until the earlier of the exercise or expiration of the Redeemable Convertible Preferred Stock Warrants. In July 2024, the Redeemable Convertible Preferred Stock Warrants were amended to provide that if underlying Redeemable Convertible Preferred Stock Warrants were out-of-the-money based on the initial public offering price in the IPO, the out-of-the-money Redeemable Convertible Preferred Stock Warrants would convert into warrants to purchase common stock with an exercise price per share that reflected the Conversion Ratio (as defined below) then in effect for the underlying Redeemable Convertible Preferred Stock (see Note 9).

Actuate Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three and Six Months Ended June 30, 2024 and 2023 (unaudited) (continued)

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, Redeemable Convertible Preferred Stock, convertible notes payable, warrants to purchase Redeemable Convertible Preferred Stock, unvested restricted stock awards (“RSAs”), and outstanding stock options are considered to be potentially dilutive securities (see Note 11).

Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities as the Redeemable Convertible Preferred Stock and common stock subject to repurchase are considered participating securities. The Redeemable Convertible Preferred Stock does not have a contractual obligation to share in the Company’s losses, and unvested RSAs subject to repurchase is considered an unvested stock-based compensation award for accounting purposes. As such, the net loss is attributed entirely to common stockholders. Because the Company has reported a net loss for the reporting periods presented, the diluted net loss per common share is the same as basic net loss per common share for those periods.

Recently Issued Accounting Standards

Accounting standards not listed below were assessed and determined not to be applicable or are expected to have minimal impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance includes the requirements that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, the title and position of the chief operating decision maker, and an explanation of how the chief operating decision maker uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The guidance also requires that a public entity that has a single reportable segment provide all the disclosures required by the guidance and all existing segment disclosures in ASC 280, Segment Reporting. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in the guidance retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the impact that this guidance may have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance includes the requirement that public business entities, on an annual basis, disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). It also requires that all entities disclose, on an annual basis, the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5% of total income taxes paid (net of refunds received) and requires that all entities disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. Lastly, the guidance eliminates the requirement for all entities to disclose the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months or make a statement that an estimate of the range cannot be made. For public business entities, the guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The guidance should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the impact that this guidance may have on its consolidated financial statements.

Actuate Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three and Six Months Ended June 30, 2024 and 2023 (unaudited) (continued)

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40). The guidance simplifies the accounting for certain financial instruments, eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments, and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. It also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity and amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The guidance is effective for public business entities that meet the definition of a Securities and Exchange Commission filer, excluding entities eligible to be smaller reporting companies as defined by the Securities and Exchange Commission, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted the guidance as of January 1, 2024 with no material impact on the Company’s unaudited condensed consolidated financial statements upon adoption.

3.        FAIR VALUE MEASUREMENTS

The following table summarizes the Company’s liabilities measured at fair value as of June 30, 2024 and December 31, 2023:

		Fair Value Measurements at June 30, 2024 Using
	Fair Value at June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Related Party Convertible Notes Payable	$6,900,000	$–	$–	$6,900,000
Redeemable Convertible Preferred Stock Warrant liability	1,260,903	–	–	1,260,903
Total liabilities	$8,160,903	$–	$–	$8,160,903

		Fair Value Measurements at December 31, 2023 Using
	Fair Value at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Redeemable Convertible Preferred Stock Warrant liability	$988,049	$–	$–	$988,049
Total liabilities	$988,049	$–	$–	$988,049

Actuate Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three and Six Months Ended June 30, 2024 and 2023 (unaudited) (continued)

The following table sets forth the changes in the aggregate estimated fair value of the warrant liability in connection with the Company’s warrants to purchase Series B Redeemable Convertible Preferred Stock (“Series B Redeemable Convertible Preferred Stock Warrants”) and Series C Redeemable Convertible Preferred Stock (“Series C Redeemable Convertible Preferred Stock Warrant”):

Estimated fair value as of December 31, 2023	$988,049
Change in fair value	272,854
Estimated fair value as of June 30, 2024	$1,260,903

The Series B Redeemable Convertible Preferred Stock Warrant liability was valued using the following assumptions using the Black-Scholes valuation model as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Stock price	$8.82	$8.60
Expected term (in years)	4.2	4.7
Expected volatility	127.26%	80.68%
Weighted average risk-free interest rate	5.25%	4.48%
Dividend yield	0.00%	0.00%

The Series C Redeemable Convertible Preferred Stock Warrant liability was valued using the following assumptions using the Black-Scholes valuation model as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Stock price	$8.84	$8.50
Expected term (in years)	4.0	4.5
Expected volatility	127.14%	80.68%
Weighted average risk-free interest rate	5.25%	4.48%
Dividend yield	0.00%	0.00%

The following table sets forth the changes in the aggregate estimated fair value of the Company’s Related Party Convertible Notes Payable for the six months ended June 30, 2024 (see Note 5):

Principal amount of Related Party Convertible Notes Payable issued during the six months ended June 30, 2024	$5,500,000
Loss recorded at issuance (see Note 2)	400,000
Estimated fair value at issuance	$5,900,000
Change in fair value	1,000,000
Estimated fair value as of June 30, 2024	$6,900,000

The fair value of the Related Party Convertible Notes Payable was estimated using a scenario-weighted binomial lattice model to calculate equity values at different points in time leading up to a conversion event. Assumptions in the model include but are not limited to the following: equity value, conversion price, accrued interest, volatility, risk-free interest rate, dividend yield, time to a conversion event, and scenario weightings. Accrued interest on the Related Party Convertible Notes Payable was included in the determination of the estimated fair value as of June 30, 2024.

Actuate Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three and Six Months Ended June 30, 2024 and 2023 (unaudited) (continued)

4.        OTHER ACCRUED EXPENSES

Other accrued expenses as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Accrued clinical trial costs	$5,920,330	$3,207,785
Accrued deferred offering costs	936,673	–
Other accrued expenses	75,364	13,469
Total other accrued expenses	$6,932,367	$3,221,254

5.        RELATED PARTY CONVERTIBLE NOTES PAYABLE

On February 20, 2024, March 27, 2024, and May 8, 2024, the Company issued convertible promissory notes in the amount of $3,000,000, $1,500,000, and $1,000,000, respectively, to Bios Clinical Opportunity Fund, LP, a fund affiliated with two members of the board of directors of the Company and a majority shareholder, which notes accrue interest at a rate of 7% per annum and mature on August 16, 2024, as amended (“Maturity Date”). Principal and accrued interest are due and payable on the Maturity Date, subject to an automatic conversion upon a Qualified Financing (as defined below) or the Company’s first firm commitment underwritten initial public offering of its common stock or at the option of the holder, convertible into shares of Series C Redeemable Convertible Preferred Stock.

In the event the Company either completes a financing of at least $5 million in gross proceeds (“Qualified Financing”) or closes the Company’s first firm commitment underwritten initial public offering of its common stock before the Maturity Date, the Related Party Convertible Notes Payable will automatically convert into (i) in the case of a Qualified Financing, that number of shares of capital stock issued in such Qualified Financing (the “Qualified Financing Securities”) equal to the quotient obtained by dividing the outstanding principal amount of the Related Party Convertible Notes Payable plus all accrued and unpaid interest thereon by eighty percent (80%) of the per share price at which shares are to be sold in such Qualified Financing or (ii) in the case of an initial public offering, such number of shares of common stock equal to the outstanding principal amount of the Related Party Convertible Notes Payable plus all accrued and unpaid interest thereon, divided by eighty percent (80%) of the initial public offering price.

In the event a Qualified Financing or an initial public offering does not occur prior to the Maturity Date, then on or after the Maturity Date, the holder may elect to either (i) convert the Related Party Convertible Notes Payable into such number of shares of Series C Redeemable Convertible Preferred Stock equal to the principal amount plus the accrued but unpaid interest thereon divided by $7.848 or (ii) elect that the Related Party Convertible Notes Payable become fully due and payable in cash.

Transaction fees of the related party in the amount of $50,000 that were withheld by the related party were expensed as incurred in accordance with ASC 825.

In connection with the closing of the Company’s IPO on August 14, 2024, the Company issued Bios Clinical Opportunity Fund, LP 884,427 shares of common stock of the Company upon the conversion of the Related Party Convertible Notes Payable, including accrued interest thereon.

Actuate Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three and Six Months Ended June 30, 2024 and 2023 (unaudited) (continued)

6.       COMMITMENTS AND CONTINGENCIES

Legal

The Company may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes and are not predictable with assurance. While management believes that such matters are currently insignificant, matters arising in the ordinary course of business for which the Company is or could become involved in litigation may have a material adverse effect on its business and financial condition. To the Company’s knowledge, the Company is not subject to any pending legal proceedings.

Indemnities and Guarantees

We have made certain indemnities and guarantees, under which we may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. We indemnify our officers and directors to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. These indemnities and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying unaudited condensed consolidated balance sheets.

7.        LICENSES AND AGREEMENTS

Northwestern License Agreement

On March 31, 2015, the Company entered into an Exclusive License Agreement with Equity (the “Northwestern License Agreement”) with Northwestern University (“Northwestern”). Pursuant to the Northwestern License Agreement, Northwestern granted the Company (a) a nonexclusive license to certain technical information developed in the laboratory of Andrew Mazar, and (b) an exclusive license to all results obtained by Andrew Mazar and his collaborators at Northwestern on the use of the GSK-3β (formerly 9-ING-41) and related compounds used for the treatment of cancer and combination therapies. In consideration of the license granted pursuant to the Northwestern License Agreement, the Company granted Northwestern 27,778 shares of the Company’s common stock, representing 5% of the Company’s capital stock on a fully diluted basis on the date of grant. In addition, the Company granted Northwestern the right to participate in future offerings of the Company’s capital securities on the same terms as offered to those participating in the offering. In 2019, Northwestern’s right to participate in future offerings expired.

Actuate Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three and Six Months Ended June 30, 2024 and 2023 (unaudited) (continued)

UIC License Agreement

On April 6, 2015, the Company entered into an Exclusive License Agreement with Equity (the “UIC License Agreement”) with The Board of Trustees of the University of Illinois (“UIC”), whereby, UIC granted the Company (a) an exclusive, nontransferable license, with the right to sublicense under UIC’s rights in the Patent Rights (as defined in the UIC License Agreement), and (b) a non-exclusive, non-transferable license, with the right to sublicense, to use UIC’s rights in the Technical Information (as defined in the UIC License Agreement) within the Territory and the Field as each such term is defined in the UIC License Agreement. In consideration of the license granted under the UIC License Agreement, the Company issued 46,528 shares of the Company’s common stock to UIC, which represented 5% of the Company’s capital stock on a fully diluted basis at the time of issuance, as defined in the UIC License Agreement, and agreed to pay UIC (i) development milestones of up to $1.25 million, of which, up to $0.25 million is due upon the progress of clinical trials and $1.0 million is due upon the initiation of commercial sales (ii) annual minimum royalty payments of $5,000 beginning on the third anniversary year of the UIC License Agreement and increasing to $15,000 in year four, $35,000 in year five, and $50,000 in year six and each year thereafter, (iii) royalty on net sales for product covered under the Patent Rights in the low single digits with a 50% reduction in royalties for products solely utilizing Technical Information, (iv) a declining percentage of sublicensing revenue based on the escalating stage of development upon a sublicensing event, and (v) the reimbursement of all patent and related expenses incurred by UIC covering the Patent Rights. For the three and six months ended June 30, 2024, the Company incurred minimum royalty expenses to UIC in the aggregate amount of $50,000 and $50,000, respectively, which amounts were included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2023, the Company incurred patent and minimum royalty expenses to UIC in the aggregate amount of $50,000 and $55,524, respectively, which amounts were included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

In addition, the Company entered into a sublicense and collaboration agreement dated August 28, 2017 with an unrelated entity that was covered under the UIC License Agreement, which sublicense agreement was later terminated on January 31, 2018. Under the UIC License Agreement, the Company owed UIC a certain percentage of amounts received under the sublicense agreement in the amount of $449,990. The Company paid UIC 10% of the sublicense fees in the amount of $44,999 and the remaining unpaid balance of $404,991 (“Deferred Amount”) was originally due and payable to UIC in two installments: 50% due and payable on the one-year anniversary from the first commercial sale and 50% due on the second-year anniversary from the first commercial sale. The Deferred Amount is treated as debt and continues to accrue interest at a rate of five percent (5%) per annum, representing the prime rate as of the date of the agreement plus 1%.

On July 16, 2024, the Company and UIC entered an amendment to the UIC License Agreement (“UIC Amendment”). Pursuant to the UIC Amendment, accrued interest of $140,193 as of June 30, 2024 is due and payable in two installments: (i) 50% due within 30 days following the closing of the Company’s IPO; and (ii) 50% within 30 days following the first anniversary of the closing of the IPO. Thereafter, interest will be paid annually within 30 days following the second anniversary of the closing of the IPO and annually thereafter. In addition, the UIC Amendment provides for payment of the Deferred Amount and any accrued interest thereon upon the first to occur of (i) termination of the UIC License Agreement by the Company, (ii) the Company ceases development of the licensed UIC technology, (iii) the Company consummates a Change in Control (as defined in the UIC License Agreement), (iv) the Company sublicenses the licensed technology or the developed product, (v) the one-year anniversary following approval of a new drug application (“NDA”) of a licensed product, or (vii) the Company executes a partnership agreement with any entity resulting in the payment to us above a specified milestone amount or the Company secures cumulative financing equal to or exceeding $200 million. In addition, the UIC Amendment provides that to the extent the Company secures equity financing equal to or exceeding $85 million through its IPO or otherwise, 50% of the Deferred Amount is due and payable within 30 days. The remaining 50% of the Deferred Amount shall be due and payable upon the first to occur of any of the events noted above in clauses (i) through (vii). Finally, the UIC Amendment provides that for as long as the Company or a sublicensee is selling the licensed product, the Company will pay all consideration provided for in the original UIC License Agreement and described above until the last to expire market exclusivity date, the period of which for all products in a jurisdiction will not exceed a total of seven (7) years beginning with the date regulatory approval is granted for the first licensed product in the jurisdiction, and such obligation will survive termination of the UIC License Agreement.

Interest payable to UIC was $140,193 as of June 30, 2024, of which, $70,097 is classified as current and $70,096 is due and payable in September 2025, and are included in the accompanying unaudited condensed consolidated balance sheet. At December 31, 2023, accrued interest was $130,041, which is included in the accompanying consolidated balance sheet.

Actuate Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three and Six Months Ended June 30, 2024 and 2023 (unaudited) (continued)

8.        STOCKHOLDERS’ DEFICIT

The Company’s authorized capital as of June 30, 2024 consists of 38,108,584 shares of common stock, $0.000001 par value per share, and 33,463,018 shares of preferred stock, $0.000001 par value per share, of which, the Company has designated multiple series of redeemable convertible preferred stock (“Redeemable Convertible Preferred Stock”).

In addition, effective upon the closing of the Company’s IPO, the Company's authorized capital consisted of 200 million shares of common stock, $0.000001 par value per share, and 10 million shares of preferred stock, $0.000001 par value per share.

Reverse Stock Split

On May 31, 2024, the Company’s board of directors approved a 1-for-1.8 reverse stock split of its issued and outstanding shares of common stock and stock option awards, which was effected on June 7, 2024. All issued and outstanding shares of common stock (including outstanding RSAs), stock option awards and per share data have been adjusted in these unaudited condensed consolidated financial statements, on a retrospective basis, to reflect the reverse stock split for all periods presented. The par value of the common stock and Preferred Stock was not adjusted as a result of the reverse stock split.

The shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. In addition, the conversion price for each series of the Company’s Redeemable Convertible Preferred Stock, which will automatically convert into shares of common stock upon the closing of the IPO, were proportionally adjusted. Fractional shares resulting from the reverse stock split were rounded up to the nearest whole share.

Redeemable Convertible Preferred Stock

As of June 30, 2024, the Redeemable Convertible Preferred Stock was comprised of the following:

	Number of Shares Authorized	Number of Shares Issued and Outstanding	Face Amount	Liquidation Value	Original Issue Price	Common Stock Issuable Upon Conversion
Series A	1,983,663	1,983,663	$3,967,333	$6,282,071	$2.00000	1,102,039
Series B-1	4,133,477	3,858,547	14,121,012	19,964,398	$3.65967	2,143,652
Series B-2	2,307,017	2,307,017	8,824,986	12,398,290	$3.82528	1,281,680
Series B-3	1,625,000	1,625,000	6,500,000	8,953,540	$4.00000	902,786
Series B-4	11,961,721	9,333,928	39,015,819	49,913,066	$4.18000	5,185,526
Series C	11,452,140	5,570,200	24,286,072	27,379,982	$4.36000	3,094,696
	33,463,018	24,678,355	$96,715,222	$124,891,347		13,710,379

On August 14, 2024, the Company’s Redeemable Convertible Preferred Stock converted into 13,710,379 shares of common stock concurrently with the closing of the Company’s IPO.

Actuate Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three and Six Months Ended June 30, 2024 and 2023 (unaudited) (continued)

As of December 31, 2023, the Redeemable Convertible Preferred Stock was comprised of the following:

	Number of Shares Authorized	Number of Shares Issued and Outstanding	Face Amount	Liquidation Value	Original Issue Price	Common Stock Issuable Upon Conversion
Series A	1,983,663	1,983,663	$3,967,333	$6,123,812	$2.00000	1,102,039
Series B-1	4,133,477	3,858,547	14,121,012	19,401,105	$3.65967	2,143,652
Series B-2	2,307,017	2,307,017	8,824,986	12,046,258	$3.82528	1,281,680
Series B-3	1,625,000	1,625,000	6,500,000	8,694,252	$4.00000	902,786
Series B-4	11,961,721	9,333,928	39,015,819	48,356,709	$4.18000	5,185,526
Series C	11,452,140	5,570,200	24,286,072	26,411,200	$4.36000	3,094,696
	33,463,018	24,678,355	$96,715,222	$121,033,336		13,710,379

The rights, preferences, privileges and restrictions granted to or imposed on the Company’s Redeemable Convertible Preferred Stock or the holders thereof are as follows:

Dividends

The holders of Redeemable Convertible Preferred Stock shall be entitled to receive dividends, out of any assets legally available therefore, prior and in preference to any declaration or payment of any dividend to the common stockholders, at the rate of 8.0% per annum on each of the Series A, Series B-1, Series B-2, Series B-3, Series B-4, and Series C original issue prices, payable when, and if declared by the Board. Such dividends shall be cumulative and if less than the full amount of dividends payable on the Redeemable Convertible Preferred Stock if declared and paid, any such payments shall be made ratably among the holders of the Redeemable Convertible Preferred Stock in proportion to the total amount each holder would be entitled to receive if the full amount of dividends payable on the Redeemable Convertible Preferred Stock had been declared. During the six months ended June 30, 2024 and the year ended December 31, 2023, no dividends had been declared or paid.

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or deemed liquidation event (as defined in the certificate of incorporation), the holders of shares of Redeemable Convertible Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders before any payment shall be made to the holders of common stock by reason of their ownership thereof, an amount per share equal to one times the original issue price, plus any dividends declared but unpaid thereon. If upon any such liquidation, dissolution or winding up of the Company or deemed liquidation event, the assets of the Company available for distribution to its stockholders shall be insufficient to pay the holders of shares of Redeemable Convertible Preferred Stock the full amount to which they shall be entitled, the holders of shares of Redeemable Convertible Preferred Stock shall share ratable in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

Actuate Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three and Six Months Ended June 30, 2024 and 2023 (unaudited) (continued)

Conversion

Each share of Redeemable Convertible Preferred Stock is convertible into that number of shares of common stock based on the conversion ratio of 0.555555 shares of common stock per share of Redeemable Convertible Preferred Stock (“Conversion Ratio”). The Conversion Ratio is determined by dividing the applicable initial purchase price (the “Initial Purchase Price”) of such share by the applicable Conversion Price. The Conversion Price for each series of Redeemable Convertible Preferred Stock as of June 30, 2024 and December 31, 2023 were as follows: Series A - $3.6000; Series B-1 - $6.5874; Series B-2 - $6.8855; Series B-3 - $7.2000; Series B-4 - $7.5240; and Series C - $7.8480, which reflects the 1-for-1.8 reverse stock split discussed above.

The Conversion Ratio is also subject to adjustment upon the occurrence of certain events, including issuances of shares of common stock at a price, exercise price, or conversion price lower than the Conversion Prices of the preferred stock, unless waived by a majority of the holders of the series of Redeemable Convertible Preferred Stock.

Voting Rights

The holders of Redeemable Convertible Preferred Stock shall have the right to one vote for each whole share of common stock into which such Redeemable Convertible Preferred Stock could then be converted. With respect to such vote, the holder shall have full voting rights and powers equal to the voting rights and powers of the holders of common stock, shall be entitled to notice of any stockholders’ meeting in accordance with the bylaws of the Company, and shall be entitled to vote, together with holders of common stock, with respect to any matter upon which holders of common stock have the right to vote.

Redemption and Balance Sheet Classification

The Redeemable Convertible Preferred Stock is recorded within temporary equity because, while it is not mandatorily redeemable, it will become redeemable at the option of the holders upon the occurrence of certain deemed liquidation events that are considered not solely within the Company’s control.

Common Stock

As of June 30, 2024, there were 38,108,584 shares of common stock authorized, of which, 1,690,760 shares were issued and outstanding as of June 30, 2024 and December 31, 2023.

The voting, dividend, and liquidation rights of the holders of common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock.

Actuate Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three and Six Months Ended June 30, 2024 and 2023 (unaudited) (continued)

Reserved Shares

As of June 30, 2024, the Company reserved the following shares of common stock for issuance upon the (i) conversion of the outstanding Redeemable Convertible Preferred Stock, (ii) conversion of Related Party Convertible Notes Payable, (iii) exercise of outstanding Redeemable Convertible Preferred Stock Warrants, (iv) exercise of issued and outstanding stock options, and (v) to reserve the remaining shares available for grant under the 2015 Stock Incentive Plan (“2015 Plan”):

June 30, 2024
Conversion of Redeemable Convertible Preferred Stock	13,710,379
Conversion of Related Party Convertible Notes Payable (see Note 5)	715,198
Exercise of Series C Redeemable Convertible Preferred Stock Warrants	18,223
Exercise of Series B Redeemable Convertible Preferred Stock Warrants	152,752
Stock options outstanding	393,346
Shares reserved for issuance under the 2015 Plan	496,801
Total	15,486,699

9.       WARRANTS

Redeemable Convertible Preferred Stock Warrant Liability

On June 30, 2023, in connection with issuance of the Series C Redeemable Convertible Preferred Stock, the Company issued the placement agent warrants to purchase 18,223 shares of Series C Redeemable Convertible Preferred Stock at an exercise price of $9.42 per share. The warrants terminate at the earlier of (i) five (5) years from the issuance date, (ii) the consummation of a change of control, or (iii) upon the first closing of an initial public offering of the Company’s common stock. The warrants have a net exercise provision under which the holders could, in lieu of payment of the exercise price in cash, surrender the warrant and receive a net amount of shares based on the fair market value of the Company’s stock at the time of exercise of the warrants after deduction of the aggregate exercise price. The warrants contain provisions for adjustment of the exercise price and number of shares issuable upon the exercise of warrants in the event of certain stock dividends, stock splits, reorganizations, reclassifications, and consolidations. The initial estimated fair value of the warrants of $93,863 was calculated using the Black-Scholes valuation model (see Note 3) and recorded as a reduction to Redeemable Convertible Preferred Stock and a corresponding increase in the warrant liability.

On September 7, 2018, in connection with convertible promissory note payable agreements, the Company agreed to issue the noteholders warrants to purchase shares of Series B-1 Redeemable Convertible Preferred Stock. Warrants to purchase 76,376 shares of Series B-1 Redeemable Convertible Preferred Stock were issued at an exercise price of $5.27 per share and warrants to purchase 76,376 shares of Series B-1 Redeemable Convertible Preferred Stock were issued at an exercise price of $10.55 per share. The warrants terminate at the earlier of (i) ten (10) years from the issuance date, (ii) the consummation of a change of control, or (iii) upon the first closing of an initial public offering of the Company’s common stock. The warrants have a net exercise provision under which the holders could, in lieu of payment of the exercise price in cash, surrender the warrant and receive a net amount of shares based on the fair market value of the Company’s stock at the time of exercise of the warrants after deduction of the aggregate exercise price. The warrants contain provisions for adjustment of the exercise price and number of shares issuable upon the exercise of warrants in the event of certain stock dividends, stock splits, reorganizations, reclassifications, and consolidations. The initial estimated fair value of the warrants of $805,292 was recorded on the closing date of a private placement in April 2019, representing the initial date the warrants could be measured.

Actuate Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three and Six Months Ended June 30, 2024 and 2023 (unaudited) (continued)

The Series B-1 and Series C warrants had an aggregate estimated fair value of $1,260,903 and $988,049 as of June 30, 2024 and December 31, 2023, respectively (see Note 3). Changes in the estimated fair value of the warrant liability were recognized as a component of other income (expense) in the accompanying unaudited condensed consolidated statements of operations.

Upon the closing of the Company’s IPO on August 14, 2024, the Series B-1 warrants issued at an exercise price of $5.27 per share (in-the-money warrants) were automatically exercised on a cashless basis for shares of our Series B-1 Redeemable Convertible Preferred Stock, and such shares of Series B-1 Redeemable Convertible Preferred Stock were subsequently converted into 26,070 shares of our common stock based on the initial public offering price of $8.00 per share of common stock. The remaining Series B-1 warrants and Series C warrants (out-of-the money warrants) were amended in July 2024 to become exercisable for shares of common stock with an exercise price of $10.55 and $9.42 per share, respectively, for a period of two years after the closing date of the IPO or through August 13, 2026.

10.        EQUITY COMPENSATION PLAN

The 2015 Stock Incentive Plan (the “2015 Plan”) provides for the grant of incentive stock options, non-qualified stock options and RSAs. As of June 30, 2024, there were 2,039,203 shares authorized under the 2015 Plan, of which, 496,801 shares remained available for grant. All of the Company’s employees, as well as all of the Company’s non-employee directors and other consultants, advisors and other persons who provide services to the Company are eligible to receive incentive awards under the 2015 Plan.

RSAs

There were no RSAs granted during the six months ended June 30, 2024. At June 30, 2024, the total estimated unrecognized compensation cost related to non-vested RSAs was approximately $239,000. This cost is expected to be recognized over the remaining weighted average vesting period of 0.78 years.

The following summarizes our RSAs transaction activity for the six months ended June 30, 2024:

	Restricted Common Stock Award Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2023	169,030	$2.21
Granted	–	$–
Vested	(61,284)	$2.11
Forfeited	–	$–
Unvested balance at June 30, 2024	107,746	$2.27

Actuate Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three and Six Months Ended June 30, 2024 and 2023 (unaudited) (continued)

Stock Options

The following summarizes our stock option transaction activity for the six months ended June 30, 2024:

	Number of Stock Options	Grant Date Weighted Average Exercise Price
Outstanding at December 31, 2023	265,566	$2.14
Options granted	127,780	$4.68
Options exercised	–	$–
Options canceled and forfeited	–	$–
Outstanding at June 30, 2024	393,346	$2.97

As of June 30, 2024, total unrecognized stock-based compensation cost related to stock options was approximately $587,000. This cost is expected to be recognized over the remaining weighted average vesting period of 3.21 years.

The following table provides the assumptions used in determining the estimated fair value of stock option awards granted during the six months ended June 30, 2024:

Six Months Ended June 30, 2024
Expected volatility	80.91%
Risk-free interest rate	4.24%
Expected dividend yield	0.00%
Expected term (in years)	6.08

The following table summarizes the stock-based compensation expense recorded in the accompanying unaudited condensed consolidated statements of operations during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$31,621	$20,246	$104,569	$35,867
General and administrative	58,398	52,885	133,656	110,395
Total	$90,019	$73,131	$238,225	$146,262

The Company has not recognized and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance related to its net deferred tax assets.

Actuate Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three and Six Months Ended June 30, 2024 and 2023 (unaudited) (continued)

11.       NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(6,572,219)	$(5,524,286)	$(14,868,278)	$(10,794,541)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	1,565,777	1,422,164	1,550,456	1,381,734

Net loss per share attributable to common stockholders, basic and diluted	$(4.20)	$(3.88)	$(9.59)	$(7.81)

The potential dilutive effect of Redeemable Convertible Preferred Stock and Related Party Convertible Notes outstanding during the period are calculated using the if-converted method assuming the conversion of underlying instruments as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. The potential dilutive effect of options, unvested RSAs, and warrants outstanding during the period are calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive.

The number of whole shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect were as follows:

	June 30,
	2024	2023
Redeemable Convertible Preferred Stock	13,710,379	13,710,379
Related Party Convertible Notes Payable	715,198	–
Options issued and outstanding	393,346	–
Unvested RSAs	107,745	241,883
Outstanding warrants	170,975	170,975
Total	15,097,643	14,123,237

Actuate Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three and Six Months Ended June 30, 2024 and 2023 (unaudited) (continued)

12.       RELATED PARTY TRANSACTIONS

On February 20, 2024, March 27, 2024, and May 8, 2024, the Company issued convertible promissory notes in the amount of $3,000,000, $1,500,000, and $1,000,000, respectively, to Bios Clinical Opportunity Fund, LP, a fund affiliated with two members of the board of directors of the Company and a majority shareholder (see Note 5).

During 2018, the Company entered into a master service agreement with Pacific BioPharma Logistics, Inc. (“PBL”) to provide clinical support related to the packaging, labeling, kitting, storage, distribution and inventory for the Company’s investigational products. Mr. Richard Kenley, Vice President of Manufacturing for the Company (but not an “executive officer” of the Company, as defined under Rule 3b-7 of the Securities Exchange Act of 1934, as amended), is an unpaid advisor for PBL and his spouse is a shareholder in PBL. During the six months ended June 30, 2024 and 2023, we incurred $546,892 and $397,278, respectively, in services provided by PBL, which amounts are included in research and development expense in the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2024 and December 31, 2023, we had an outstanding balance owed to PBL of $94,569 and $52,206, respectively, which amounts are included in accounts payable in the accompanying unaudited condensed consolidated balance sheets.

13.       SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and transactions through September 24, 2024, the date the unaudited condensed financial statements were issued, to ensure these financial statements include appropriate disclosure of events both recognized in the financial statements and events which occurred but were not recognized in the financial statements. The Company has concluded that no subsequent event has occurred that requires disclosure, except as described below.

Short-term Promissory Note

On August 12, 2024, we issued to Bios Clinical Opportunity Fund, LP, a fund affiliated with two members of the board of directors of the Company and a majority shareholder, a promissory note in the principal amount of $200,000 (“August Note”) in exchange for net proceeds of $200,000. The August Note accrued interest at a rate of 7% per annum and was due and payable on the earlier of (i) the closing of the IPO or (ii) August 16, 2024. The August Note was paid in full on August 14, 2024, including accrued interest thereon.

IPO

On August 14, 2024, the Company completed the closing of its IPO of 2,800,000 shares of common stock at an initial offering price to the public of $8.00 per share, before the underwriters discount of $0.56 per share. Additionally, the underwriters exercised their Overallotment Option to purchase an additional 420,000 shares at the same price of $8.00 per share less the underwriters discount on September 12, 2024. The common shares began trading on the Nasdaq Global Market on August 13, 2024, under the symbol "ACTU". The Company received net proceeds of approximately $22 million, after deducting discounts and commissions and other estimated offering expenses of approximately $3.7 million, in exchange for the issuance of 3,220,000 shares of common stock of the Company, including shares issued under the Overallotment Option.

Actuate Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three and Six Months Ended June 30, 2024 and 2023 (unaudited) (continued)

Upon the closing of IPO and Overallotment Option, we issued the Underwriters Warrants to purchase up to 161,000 shares of common stock, representing 5% of the shares of common stock issued under the IPO and Overallotment Option, at an exercise price of $10.00 per share, representing 125% of the initial offering price. The Underwriter Warrants are not exercisable prior to February 8, 2025 (or 180-days from the effective date of the registration statement), and expire on August 12, 2027. The Underwriter Warrants can only be exercised on a cash basis through November 11, 2025 and only on a cashless basis on November 12, 2025 and thereafter.

In addition, the Company’s Redeemable Convertible Preferred Stock (see Note 8), Related Party Convertible Notes Payable (see Note 5) and in-the-money warrants to purchase the Company’s Redeemable Convertible Preferred Stock (see Note 9) converted into or were automatically exercised for, as applicable, common stock immediately prior to the closing of the IPO.

2024 Stock Incentive Plan

In connection with the IPO, our board of directors adopted and our stockholders approved our 2024 Stock Incentive Plan (the “2024 Plan”), which became effective on August 12, 2024, the effective date of the registration statement for the Company’s IPO. Up to 3,316,444 shares of common stock were reserved for future issuance under the 2024 Plan, which number included 496,801 shares of common stock reserved for issuance under the 2015 Plan as of June 30, 2024 (see Note 10).

Of the shares of common stock reserved for issuance under the 2024 Plan, upon the closing of the IPO, the Company granted (i) our president and chief executive officer 544,111 restricted stock units (“RSUs”) pursuant to his employment agreement and (ii) our chief financial officer stock options to purchase up to 234,971 shares of common stock pursuant to his employment agreement at an exercise price equal to the initial public offering price of $8.00 per share, and (iii) our non-employee directors options to purchase an aggregate of 135,000 shares of common stock with an exercise price of the initial public offering price of $8.00 per share.

Authorized Capital

In addition, effective upon the closing of the Company’s IPO, the Company's authorized capital consists of 200 million shares of common stock, $0.000001 par value per share, and 10 million shares of preferred stock, $0.000001 par value per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Actuate Therapeutics, Inc. included in Part I Item 1 of this Quarterly Report on Form 10-Q (“Report”) and with our audited consolidated financial statements and the related notes thereto for the year ended December 31, 2023, included in our final prospectus filed with the SEC on August 13, 2024 pursuant to Rule 424(b)(4) under the Securities Act.

This discussion and analysis contains forward-looking statements reflecting our management’s current expectations that involve risks, uncertainties and assumptions. See the section entitled “Cautionary Note Regarding Forward-Looking Statements.” Our actual results and the timing of events may differ materially from those described in or implied by these forward-looking statements due to a number of factors, including those discussed below and elsewhere in this Report, particularly those set forth under “Risk Factors.”

Business Overview

We are a clinical stage biopharmaceutical company focused on developing therapies for the treatment of high impact, difficult to treat cancers through the inhibition of glycogen synthase kinase-3 (GSK-3). We are developing elraglusib (formerly 9-ING-41), a small molecule that is designed to enter cancer cells and block the function of the enzyme GSK-3β, a master regulator of complex biological signaling cascades, including those mediated by oncogenes, that lead to tumor cell survival, growth, migration, and invasion. We believe that the blockade of GSK-3β signaling ultimately results in the death of the cancer cells and the regulation of anti-tumor immunity. Our lead clinical program is an intravenous injection solution of elraglusib (“Elraglusib Injection”) that we are evaluating for the treatment of metastatic pancreatic ductal adenocarcinoma (“mPDAC”) referred to as Actuate-1801. Elraglusib Injection has also been evaluated in pediatric cancer patients with recurrent/refractory solid cancers and the data from this study (Actuate-1902), also identified Ewing sarcoma as a potential second indication for further development of Elraglusib Injection. We are currently advancing a Phase 2 clinical trial for the treatment of mPDAC and a Phase 1/2 clinical trial in refractory pediatric malignancies, including Ewing sarcoma.

We have developed several oral dosage forms of elraglusib, which we believe will allow us to expand the number of cancer indications that we are able to target and allow us to further explore optimal dosing. A clinical candidate tablet (Elraglusib Oral Tablet) has been selected for further development and we are planning a Phase 1 study (Actuate-2401) to identify the maximum tolerated does (“MTD”) and recommended Phase II dose (“RP2D”) for Elraglusib Oral Tablet in patients with advanced, refractory adult cancers subject to future funding. Subject to additional funding, several Phase 2 indications, including refractory, metastatic melanoma and refractory, metastatic colorectal cancer have been identified for further clinical development of Elraglusib Oral Tablet based on data from the Actuate-1801 study.

Since our inception in 2015, we have focused substantially all of our resources on organizing and staffing our Company, business planning, raising capital, establishing and maintaining our intellectual property portfolio, conducting research, preclinical studies, and clinical trials, establishing arrangements with third parties for the manufacture of elraglusib, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales since inception.

We have incurred significant operating losses and negative cash flows from operations since our inception. Our net losses were approximately $24.7 million and $20.2 million for the years ended December 31, 2023 and 2022, respectively, and $14.9 million and $10.8 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of approximately $120.0 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and, to a lesser extent, from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses in the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for, and potentially commercialize elraglusib, and potentially seek to discover and develop additional product candidates, utilize third parties to manufacture elraglusib, hire additional personnel, expand and protect our intellectual property, and incur additional costs associated with being a public company. If we obtain regulatory approval for elraglusib, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we do not become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and may be forced to reduce or terminate our operations.

To date, we have primarily funded our operations with proceeds from the sale of shares of our Redeemable Convertible Preferred Stock, issuance of convertible notes that were converted into Redeemable Convertible Preferred Stock, and the issuance of Related Party Convertible Notes Payable (referred to as Related Party Convertible Notes or Bridge Notes below and elsewhere in this Report). Through June 30, 2024, we have received aggregate net proceeds of approximately $99.7 million from the sale of shares of our Redeemable Convertible Preferred Stock, the issuance of convertible notes that were converted into Redeemable Convertible Preferred Stock, and issuance of Bridge Notes. As of June 30, 2024, we had cash and cash equivalents of approximately $0.4 million, which amount excludes net proceeds we received from the IPO and Overallotment Option of approximately $22 million as described below.

Based on our current operating plan, we estimate that our existing cash and cash equivalents as of the date of this Report including net proceeds from the IPO as described below, will not satisfy the Company’s operational and capital requirements through twelve months from the issuance date of these unaudited condensed consolidated financial statements.

Also, we will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for elraglusib or any future product candidates, which we expect will take a number of years and may never occur. As a result, we will need substantial additional funding in addition to the net proceeds from the IPO to support our continuing operations and pursue our business strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity offerings, debt financings, or other capital sources, including potential future collaborations, licenses, and other similar arrangements and non-dilutive arrangements to the extent available through licensing partner funding, foundations and grants. We intend to seek additional financing in the near term; however, we may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements or arrangements as, and when needed, we may delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, or even cease operations.

Recent Developments

IPO

On August 14, 2024, we completed the closing of our IPO of 2,800,000 shares of common stock at an initial offering price to the public of $8.00 per share, before the underwriters discount of $0.56 per share. Additionally, the underwriters exercised their Overallotment Option to purchase an additional 420,000 shares at the same price of $8.00 per share less the underwriters discount on September 12, 2024. The common shares began trading on the Nasdaq Global Market on August 13, 2024, under the symbol "ACTU". The Company received net proceeds of approximately $22 million, after deducting discounts and commissions and other estimated offering expenses of approximately $3.7 million, in exchange for the issuance of 3,220,000 shares of common stock of the Company, including shares issued under the Overallotment Option.

Upon the closing of IPO and Overallotment Option, we issued the Underwriters Warrants to purchase up to 161,000 shares of common stock, representing 5% of the shares of common stock issued under the IPO and Overallotment Option, at an exercise price of $10.00 per share, representing 125% of the initial offering price. The Underwriter Warrants are not exercisable prior to February 8, 2025 (or 180-days from the effective date of the registration statement), and expire on August 12, 2027. The Underwriter Warrants can only be exercised on a cash basis through November 11, 2025 and only on a cashless basis on November 12, 2025 and thereafter.

Authorized Capital

Effective upon the closing of the Company’s IPO, the Company's authorized capital consisted of 200 million shares of common stock, $0.000001 par value per share, and 10 million shares of preferred stock, $0.000001 par value per share.

Components of Our Results of Operations

Our operating expenses consist of (i) research and development expenses and (ii) general and administrative expenses.

Research and Development Expenses

Research and development expenses consist primarily of external and internal costs incurred in performing clinical and preclinical development activities. Our external research and development costs primarily consists of the cost incurred under agreements with hospitals to treat and monitor patients enrolled in our clinical trials, contract research organizations and contract manufacturers, consultants and other third parties to conduct and support our clinical trials and preclinical studies. Our internal research and development costs primarily include research and development personnel-related expenses such as employee compensation, employer taxes, group insurance benefits, and stock-based compensation.

We expense research and development costs as incurred. We currently only have one product candidate, elraglusib. Therefore, since our inception, substantially all of our research and development costs were related to the development of elraglusib. We track research and development expenses on an aggregate basis and not on an indication-by-indication or treatment setting-by-treatment setting basis.

Although research and development activities are central to our business model, the successful development of elraglusib and any future product candidates is highly uncertain. There are numerous factors associated with the successful development of any product candidate such as elraglusib, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. In addition, future regulatory factors beyond our control may impact our clinical development programs. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased number of patients and duration of later-stage clinical trials. As a result, we expect our research and development expenses will increase substantially in connection with our ongoing and planned clinical and preclinical development activities in the near term and in the future, provided we are able to raise additional capital. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of elraglusib and any future product candidates. Our future research and development expenses may vary significantly based on a wide variety of factors such as:

•	the results of our clinical trials and preclinical studies of elraglusib and any future product candidates we may choose to pursue, including any modifications to clinical development plans based on feedback that we may receive from regulatory authorities;
•	per patient trial costs;
•	the number of trials required for approval;
•	the number of sites included in the trials and the number of countries in which the trials are conducted;
•	the number of patients that participate in the trials, the drop-out or discontinuation rates of patients, and the length of time required to enroll eligible patients;
•	the number of doses that patients receive;
•	the potential additional safety monitoring requested by regulatory agencies;
•	the duration of patient participation in the trials and follow-up;
•	the cost and timing of manufacturing elraglusib and any future product candidates;
•	the costs, if any, of obtaining third-party drugs for use in our combination trials;
•	the extent of changes in government regulation and regulatory guidance;
•	the efficacy and safety profile of elraglusib and any future product candidates;
•	the timing, receipt, and terms of any approvals from applicable regulatory authorities; and
•	the extent to which we establish additional collaboration, license, or other arrangements.

A change in the outcome of any of these variables with respect to the development of elraglusib or any future product candidates could significantly change the costs and timing associated with the development of that product candidate. We may never succeed in obtaining regulatory approval for any product candidate.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related expenses such as employee compensation, benefits, and stock-based compensation, for our personnel in executive and other administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters and professional fees paid for accounting, auditing, consulting and tax services, as well as other costs such as insurance costs, investor and public relations, and travel expenses.

We anticipate our general and administrative expenses will increase substantially in the future as we expand our operations, including increasing our headcount to support our continued research and development activities and preparing for later-stage clinical trials and potential commercialization of elraglusib. We also anticipate we will incur increased accounting, audit, legal, regulatory, compliance, director and officer insurance, and investor and public relations expenses associated with operating as a public company.

Other Income (Expense)

Change in Fair Value of Warrant Liability

On June 30, 2023, in connection with the issuance of the Series C Redeemable Convertible Preferred Stock, we issued the placement agent warrants to purchase up to 18,223 shares of Series C Redeemable Convertible Preferred Stock (after giving effect to the conversion of such shares into common stock) at an exercise price equivalent to $9.42 per share of common stock. The initial estimated fair value of these warrants of $93,863 was calculated using the Black-Scholes valuation model and recorded as a reduction to Redeemable Convertible Preferred Stock and a corresponding increase in the warrant liability.

In 2018, in connection with convertible promissory note payable agreements, we issued the noteholders warrants to purchase shares of Series B-1 Redeemable Convertible Preferred Stock, of which, warrants to purchase up to 76,376 shares of Series B Redeemable Convertible Preferred Stock (after giving effect to the conversion of such shares into common stock) were issued at an exercise price equivalent to $5.27 per share of common stock and warrants to purchase up to 76,376 shares of Series B Redeemable Convertible Preferred Stock (after giving effect to the conversion of such shares into common stock) were issued at an exercise price equivalent to $10.55 per share of common stock.

The Redeemable Convertible Preferred Stock Warrants require liability classification as the underlying Redeemable Convertible Preferred Stock is considered contingently redeemable and may obligate us to transfer assets to the holders at a future date upon occurrence of a deemed liquidation event. The warrants were recorded at fair value upon issuance and are subject to remeasurement to fair value at each balance sheet date, with any changes in fair value recognized in other income (expense), net. We will continue to adjust the warrant liability for changes in fair value until the earlier of the exercise or expiration of the Redeemable Convertible Preferred Stock Warrants.

Loss on Issuance of Related Party Convertible Notes Payable; Change in Estimated Fair Value of Related Party Convertible Notes Payable

The Related Party Convertible Notes Payable are measured at fair value on their issuance date and remeasured at estimated fair value at the end of each reporting period with changes in fair value recognized as a component of other income (expense). Upon issuance of the Related Party Convertible Notes Payable, we elected to apply the fair value option to the Related Party Convertible Notes Payable in accordance with ASC 825, Financial Instruments. In certain circumstances, the estimated fair value at issuance may be greater than the principal amount at issuance. The loss on issuance of the Related Party Convertible Notes Payable represents the difference between the estimated fair value of the Related Party Convertible Notes Payable on the issuance date and the gross proceeds received on the issuance date based on the valuation assumptions, including but not limited to, the proximity in time to the IPO, the discount on conversion of the Related Party Convertible Notes Payable upon a financing or IPO, and the increased probability weighted IPO scenario on the issuance date.

Interest Expense

Interest expense represents interest owed to UIC under our license agreement with UIC, whereby UIC agreed to defer amounts owed to UIC under a former sublicense agreement in the amount of $404,991.

Interest Income

Interest income represents interest earned on our cash and cash equivalents at the then prevailing market rates.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023:

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Change
Operating expenses:
Research and development	$4,372,805	$4,777,242	$(404,437)
General and administrative	1,062,644	807,177	255,467
Total operating expenses	5,435,449	5,584,419	(148,970)
Loss from operations	(5,435,449)	(5,584,419)	148,970
Other income (expense):
Change in estimated fair value of warrant liability	(240,339)	(50,194)	(190,145)
Loss on issuance of related party convertible notes payable at fair value	(200,000)	–	(200,000)
Change in estimated fair value of related party convertible notes payable	(700,000)	–	(700,000)
Interest expense	(5,076)	(5,062)	(14)
Interest income	8,645	115,389	(106,744)
Total other income (expense), net	(1,136,770)	60,133	(1,196,903)
Net loss	$(6,572,219)	$(5,524,286)	$(1,047,933)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Change
External clinical trial expenses	$3,497,834	$3,085,111	$412,723
Personnel and consulting expenses	631,877	822,720	(190,843)
Preclinical and biomarker research	37,859	232,905	(195,046)
CMC related costs	205,235	636,506	(431,271)

Total research and development expenses	$4,372,805	$4,777,242	$(404,437)

The decrease in research and development expenses of approximately $0.4 million for the three months ended June 30, 2024 compared to the same prior year period was primarily due to an decrease of approximately $0.4 million in chemistry, manufacturing and controls (“CMC”) related costs due to a decrease in manufacturing costs of elraglusib in the current period due to the timing of drug substance manufacturing to support the randomized Phase 2 mPDAC trial (Actuate-1801 Part 3B) and other ongoing trials combined with a decrease in preclinical bioanalytical studies in the current period of approximately $0.2 million due to few contracted studies in the current period and a decrease in personnel and consulting fees of approximately $0.2 million primarily due to a decrease in consulting fees in the current period as certain consultants transitioned to full-time employment at an overall lower cost to the Company. This amount was partially offset by an increase in external clinical trial expenses mostly related to increased patient enrollment and the number of patients on study in the randomized Phase 2 mPDAC trial (Actuate-1801 Part 3B) during the current period.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Change
Personnel-related expenses	$421,177	$434,805	$(13,628)
Professional and consulting fees	526,499	264,810	261,689
Other expenses	114,968	107,562	7,406

Total general and administrative expenses	$1,062,644	$807,177	$255,467

The increase in general and administrative expenses of approximately $0.3 million for the three months ended June 30, 2024 compared to the same prior year period was primarily due to an increase in professional and consulting fees of approximately $0.3 million primarily related to an increase in (i) search firm related fees to identify new potential board members to comply with Nasdaq listing requirements, (ii) valuation services to support the estimated fair market value of the Company’s common stock and other financial instruments, including the fair value of the Related Party Convertible Notes Payable, (iii) legal fees related to additional corporate matters, and (iv) audit related fees associated with the quarterly review of the Company’s financial statements.

Other Income (Expense)

Other income (expense), net, for the three months ended June 30, 2024 and 2023 is comprised of the following:

•	Change in fair value of warrant liability — During 2018 and June 2023, we issued warrants to purchase shares of Redeemable Convertible Preferred Stock. The Redeemable Convertible Preferred Stock Warrants require liability classification as the underlying Redeemable Convertible Preferred Stock is considered contingently redeemable and may obligate us to transfer assets to the holders at a future date upon occurrence of a deemed liquidation event. The warrants are recorded at fair value upon issuance and are subject to remeasurement to fair value at each balance sheet date, with any changes in fair value recognized in other income (expense), net. During the three months ended June 30, 2024 and 2023, we recognized an increase in fair value of $240,339 and $50,194, respectively, based on the estimated fair value of warrant liability using the Black-Scholes valuation model at June 30, 2024 and 2023, respectively, which amounts are included in other income (expense) in the accompanying unaudited condensed consolidated financial statements.

•	Loss on issuance of Related Party Convertible Notes Payable at fair value — The loss on issuance of the Related Party Convertible Notes Payable of $200,000 for the three months ended June 30, 2024 represents the difference between the estimated fair value of the Related Party Convertible Notes Payable on the issuance date and the principal amount on the issuance date based on the valuation assumptions, including but not limited to, the proximity in time to the IPO, the discount on conversion of the Related Party Convertible Notes Payable upon a financing or IPO, and the increased probability weighted IPO scenario on the issuance date.

•	Change in estimated fair value of Related Party Convertible Notes Payable — The change in the estimated fair value of the Related Party Convertible Notes Payable of $700,000 for the three months ended June 30, 2024 represents the difference between the estimated fair value at issuance and the estimated fair value at June 30, 2024 based on the valuation assumptions, including but not limited to, the proximity in time to the IPO, the discount on conversion of the Related Party Convertible Notes Payable upon a financing or IPO, and the increased probability weighted IPO scenario as of June 30, 2024.

•	Interest expense — Interest expense for the three months ended June 30, 2024 and 2023 represents interest accrued on amounts owed under a license agreement with UIC, whereby UIC agreed to defer amounts payable to UIC under a former sublicense agreement in the amount of $404,991 in exchange for an interest-bearing license payable.

•	Interest income — Interest income for the three months ended June 30, 2024 and 2023 represents interest earned on cash and cash equivalents based on the prevailing market rates. The decrease in interest income for the three months ended June 30, 2024 compared to the same prior year period is primarily due to a lower cash balance on hand compared to the same prior year period.

Comparison of the Six Months Ended June 30, 2024 and 2023:

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Change
Operating expenses:
Research and development	$11,233,235	$9,300,999	$1,932,236
General and administrative	1,975,468	1,581,976	393,492
Total operating expenses	13,208,703	10,882,975	2,325,728
Loss from operations	(13,208,703)	(10,882,975)	(2,325,728)
Other income (expense):
Change in estimated fair value of warrant liability	(272,854)	(45,090)	(227,764)
Loss on issuance of related party convertible notes payable at fair value	(400,000)	–	(400,000)
Change in estimated fair value of related party convertible notes payable	(1,000,000)	–	(1,000,000)
Interest expense	(10,152)	(33,516)	23,364
Interest income	23,431	167,040	(143,609)
Total other income (expense), net	(1,659,575)	88,434	(1,748,009)
Net loss	$(14,868,278)	$(10,794,541)	$(4,073,737)

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Change
External clinical trial expenses	$8,584,929	$5,592,090	$2,992,839
Personnel and consulting expenses	1,511,919	1,941,703	(429,784)
Preclinical and biomarker research	342,647	319,867	22,780
CMC related costs	793,740	1,447,339	(653,599)

Total research and development expenses	$11,233,235	$9,300,999	$1,932,236

The increase in research and development expenses of approximately $1.9 million for the six months ended June 30, 2024 compared to the same prior year period was primarily due to an increase in external clinical trial expenses mostly related to increased patient enrollment and the number of patients on study in the randomized Phase 2 mPDAC trial (Actuate-1801 Part 3B) during the current period of approximately $3.0 million. Such amount was partially offset by a decrease of approximately $0.7 million in CMC related costs due to a decrease in manufacturing costs of elraglusib in the current period due to the timing of drug substance manufacturing to support the randomized Phase 2 mPDAC trial (Actuate-1801 Part 3B) and other ongoing trials combined with a decrease in personnel and consulting fees of approximately $0.4 million primarily due to a decrease in consulting fees in the current period as certain consultants transitioned to full-time employment at an overall lower cost to the Company.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Change
Personnel-related expenses	$821,475	$913,774	$(92,299)
Professional and consulting fees	869,383	457,626	411,757
Other expenses	284,610	210,576	74,034

Total general and administrative expenses	$1,975,468	$1,581,976	$393,492

The increase in general and administrative expenses of approximately $0.4 million for the six months ended June 30, 2024 compared to the same prior year period was primarily due to an increase in professional and consulting fees of approximately $0.4 million primarily related to an increase in (i) search firm related fees to identify new potential board members to comply with Nasdaq listing requirements, (ii) valuation services to support the estimated fair market value of the Company’s common stock and other financial instruments, including the fair value of the Related Party Convertible Notes Payable, (iii) legal fees related to additional corporate matters and intellectual property costs, and (iv) audit and audit related fees associated with the annual and quarterly review of the Company’s financial statements.

Other Income (Expense)

Other income (expense), net, for the six months ended June 30, 2024 and 2023 is comprised of the following:

•	Change in fair value of warrant liability — During 2018 and June 2023, we issued warrants to purchase shares of Redeemable Convertible Preferred Stock. The Redeemable Convertible Preferred Stock Warrants require liability classification as the underlying Redeemable Convertible Preferred Stock is considered contingently redeemable and may obligate us to transfer assets to the holders at a future date upon occurrence of a deemed liquidation event. The warrants are recorded at fair value upon issuance and are subject to remeasurement to fair value at each balance sheet date, with any changes in fair value recognized in other income (expense), net. During the six months ended June 30, 2024 and 2023, we recognized an increase in fair value of $272,854 and $45,090, respectively, based on the estimated fair value of warrant liability using the Black-Scholes valuation model at June 30, 2024 and 2023, respectively, which amounts are included in other income (expense) in the accompanying unaudited condensed consolidated financial statements.

•	Loss on issuance of related party convertible notes payable at fair value — The loss on issuance of the Related Party Convertible Notes Payable of $400,000 for the six months ended June 30, 2024 represents the difference between the estimated fair value of the Related Party Convertible Notes Payable on the issuance date and the principal amount on the issuance date based on the valuation assumptions, including but not limited to, the proximity in time to the IPO, the discount on conversion of the Related Party Convertible Notes Payable upon a financing or IPO, and the increased probability weighted IPO scenario on the issuance date.

•	Change in estimated fair value of related party convertible notes payable — The change in the estimated fair value of the Related Party Convertible Notes Payable of $1,000,000 for the six months ended June 30, 2024 represents the difference between the estimated fair value at issuance and the estimated fair value at June 30, 2024 based on the valuation assumptions, including but not limited to, the proximity in time to the IPO, the discount on conversion of the Related Party Convertible Notes Payable upon a financing or IPO, and the increased probability weighted IPO scenario as of June 30, 2024.

•	Interest expense — Interest expense for the six months ended June 30, 2024 and 2023 represents interest accrued on amounts owed under a license agreement with UIC, whereby UIC agreed to defer amounts payable to UIC under a former sublicense agreement in the amount of $404,991 in exchange for an interest-bearing license payable.

•	Interest income — Interest income for the six months ended June 30, 2024 and 2023 represents interest earned on cash and cash equivalents based on the prevailing market rates. The decrease in interest income for the six months ended June 30, 2024 compared to the same prior year period is primarily due to a lower cash balance on hand compared to the same prior year period.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We expect to incur significant expenses and operating losses in the foreseeable future as we advance the clinical development of elraglusib and any future product candidates. To date, we have primarily funded our operations with proceeds from the sale of shares of our Redeemable Convertible Preferred Stock, the issuance of convertible notes that were converted into Redeemable Convertible Preferred Stock, and the issuance of the Related Party Convertible Notes or Bridge Notes. Through June 30, 2024, we have received aggregate net proceeds of approximately $99.7 million from the sale of shares of our Redeemable Convertible Preferred Stock, the issuance of convertible notes that were converted into Redeemable Convertible Preferred Stock, and issuance of Bridge Notes. As of June 30, 2024, we had cash and cash equivalents of approximately $0.4 million. On August 14, 2024, we completed the closing of our IPO of 2,800,000 shares of common stock at an initial offering price to the public of $8.00 per share, before the underwriters discount of $0.56 per share. Additionally, the underwriters exercised their Overallotment Option to purchase an additional 420,000 shares at the same price of $8.00 per share less the underwriters discount on September 12, 2024. The Company received net proceeds of approximately $22 million, after deducting discounts and commissions and other estimated offering expenses of approximately $3.7 million, in exchange for the issuance of 3,220,000 shares of common stock of the Company, including shares issued under the Overallotment Option.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue our development of, seek regulatory approval for, and potentially commercialize elraglusib and potentially seek to discover and develop and/or license or acquire additional product candidates, conduct our ongoing and planned clinical trials and preclinical studies, continue our research and development activities, utilize third parties to manufacture elraglusib, hire additional personnel, expand and protect our intellectual property, and incur additional costs associated with being a public company.

Cash used to fund our operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding prepaid expenses, accounts payable, and other accrued expenses. The timing and amount of our funding requirements will depend on many factors, including:

•	the costs and timing of, including invoicing for, clinical trials and preclinical studies of elraglusib and any future product candidates we may choose to pursue, including the costs of modification to clinical development plans based on feedback that we may receive from regulatory authorities and any third-party products used as combination agents in our clinical trials;
•	the costs, timing and outcome of regulatory meetings and reviews of elraglusib or any future product candidates, including requirements of regulatory authorities in any additional jurisdictions in which we may seek approval for elraglusib and any future product candidates;
•	the costs of obtaining, maintaining, enforcing and protecting our patents and other intellectual property and proprietary rights;
•	our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal control over financial reporting;
•	the costs associated with hiring additional personnel and consultants as our business grows, including additional executive officers and clinical development, regulatory, CMC, quality and commercial personnel;
•	the timing and payment of milestone, royalty or other payments we must make pursuant to our existing and potential future license or collaboration agreements with third parties;
•	the costs and timing of establishing or securing sales and marketing capabilities if elraglusib or any future product candidate is approved;
•	our ability to achieve sufficient market acceptance, coverage, and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;
•	our ability and strategic decision to develop future product candidates other than elraglusib, and the timing of such development, if any;
•	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements; and
•	costs associated with any products or technologies that we may in-license or acquire.

Based upon our current operating plan, we estimate that our existing cash and cash equivalents as of the date of this Report, together with the net proceeds from the IPO, will not be sufficient to fund our projected operating expenses and capital expenditure requirements for at least twelve (12) months from the issuance date of the unaudited condensed consolidated financial statements.

We have no other committed sources of capital. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through equity offerings, debt financings, or other capital sources, including current or potential future collaborations, licenses, and other similar arrangements. We intend to seek additional financing in the near future; however, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent we raise additional capital through the sale of equity or convertible debt securities, stockholders’ ownership interest in our common stock will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions, engaging in acquisition, merger or collaboration transactions, selling or licensing our assets, making capital expenditures, redeeming our stock, making certain investments or declaring dividends. If we raise additional funds through collaborations or license agreements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity, debt, or other financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, or even cease operations.

Material Cash Requirements for Known Contractual and Other Obligations

Research and Development Costs

We are continuing to invest in our elraglusib clinical trials and have entered into contractual obligations with each clinical trial site. Each contract shall continue until the completion of the trial at that site. Our clinical trial costs are dependent on, among other things, the size, number and length of our clinical trials.

Other Capital Requirements and Additional Royalty Obligations.

We enter into agreements in the normal course of business with various vendors, which are generally cancellable upon notice. Payments due upon cancellation typically consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation.

Cash Flow Summary

The following table provides a summary of our cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(7,921,220)	$(10,475,072)
Net cash provided by financing activities	5,314,270	4,134,516
Net change in cash and cash equivalents	$(2,606,950)	$(6,340,556)

Cash Flows From Operating Activities

Six Months Ended June 30, 2024 — Net cash used in operating activities for the six months ended June 30, 2024 consisted of our net loss of $14,868,278, which amount was offset by (i) non-cash stock-based compensation expense of $238,225, (ii) a non-cash increase in the fair value of our warrant liability of $272,854, (iii) a loss on issuance of Related Party Convertible Notes Payable at fair value of $400,000, (iv) the change in estimated fair value of Related Party Convertible Notes Payable of $1,000,000 at June 30, 2024, (v) an increase in accrued interest on license payable of $10,152, and (vi) cash provided by a net change in operating assets and liabilities of $5,025,827.

Six Months Ended June 30, 2023 — Net cash used in operating activities for the six months ended June 30, 2023 consisted of our net loss of $10,794,541, which amount was offset by (i) non-cash stock-based compensation expense of $146,262, (ii) a non-cash increase in the fair value of our warrant liability of $45,090, (iii) an increase in accrued interest on license payable of $33,516, and (vi) cash provided by a net change in operating assets and liabilities of $94,601.

Cash Flows From Financing Activities

Six Months Ended June 30, 2024 — During the six months ended June 30, 2024, net cash provided by financing activities consisted of net proceeds received from the issuance of the Related Party Convertible Notes Payable of $5,500,000, which amount was offset by deferred offering costs paid during the period in the amount of $185,730 associated with the IPO. The deferred offering costs will be offset against the proceeds upon the consummation of the IPO.

Six Months Ended June 30, 2023 — During the six months ended June 30, 2023, net cash provided by financing activities consisted of net proceeds of $4,134,516 related to the issuance of Series C Redeemable Convertible Preferred Stock.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with U.S. GAAP. The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to the accompanying unaudited condensed consolidated financial statements included elsewhere in this Report, we believe the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Research and Development Expenses and Related Accrued Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our research and development expenses as of each balance sheet date. This process involves reviewing open contracts, including clinical site contracts, and communicating with our personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We make estimates of our research and development expenses as of each balance sheet date based on facts and circumstances known to us at that time. The significant estimates in our research and development expenses include the costs incurred for services performed by our vendors in connection with services for which we have not yet been invoiced. We base our expenses related to research and development activities on our estimates of the services received and efforts expended pursuant to quotes and contracts with contractors and vendors that conduct research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

Stock-Based Compensation

We periodically grant equity-based awards in the form of RSAs, restricted sock units (“RSUs”) and stock options to purchase common stock, to employees, directors and non-employees and record stock-based compensation expense for awards of stock-based payments based on their estimated fair value at the grant date. We recognize stock-based compensation expense for all equity-based payments. The fair value of service-based RSAs and RSUs is measured at the grant date based on the fair market value of our common stock on the date of grant (see the subsection titled “— Determination of Fair Value of Our Common Stock” below) and is recognized as expense over the requisite service period, which is generally the awards’ vesting period. The fair value of performance-based RSAs is measured at the grant date, based on the fair value of shares expected to be earned at the end of the performance period, and is recognized as expense ratably over the performance period based upon the probable number of shares expected to vest. RSAs are subject to forfeiture if the requisite service period is not completed or the performance obligation is not achieved and are recognized as a reduction of stock-based compensation expense as they occur. We classify stock-based compensation expense in the consolidated statements of operations in the same manner in which the recipient’s services are classified. We expect to continue to grant equity-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

Determination of Fair Value of Our Common Stock

Prior to the closing of the Company’s IPO, there was no public market for our common stock. Therefore, the estimated fair value of our common stock prior to the date of the Company’s IPO has been determined by our board of directors as of the date of grant of each award, with input from management, considering our most recently available third-party valuations of common stock and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Our common stock valuations were prepared using either an option pricing method (OPM) or a hybrid method, both of which used market approaches to estimate our enterprise value. The OPM treats common stock and preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common stock has value only if the funds available for distribution to stockholders exceed the value of the preferred stock liquidation preferences at the time of the liquidity event, such as a strategic sale or a merger. The hybrid method is a probability-weighted expected return method (PWERM) where the equity value in one or more of the scenarios is calculated using an OPM. The PWERM is a scenario-based methodology that estimates the fair value of common stock based upon an analysis of future values for us, assuming various outcomes. In addition to considering the results of these third-party valuations, our board of directors considered various objective and subjective factors to determine the fair value of our common stock as of each grant date, including:

•	the prices at which we sold shares of preferred stock and the superior rights and preferences of the preferred stock relative to our common stock at the time of each grant;
•	the progress of our research and development programs, including the status of preclinical studies and clinical trials for our product candidates;
•	our stage of development and business strategy;
•	external market conditions affecting the biotechnology industry and trends within the biotechnology industry;
•	our financial position, including cash on hand, and our historical and forecasted performance and operating results;
•	the lack of an active public market for our common stock and our preferred stock;
•	the likelihood of achieving a liquidity event, such as an initial public offering, or IPO, or sale of our company in light of prevailing market conditions; and
•	the analysis of IPOs and subsequent market performance of similar companies in the biotechnology industry.

The assumptions underlying these valuations represented management’s best estimate, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used significantly different assumptions or estimates, the fair value of our common stock and our stock-based compensation expense could have been materially different.

There are significant judgments and estimates inherent in the determination of the fair value of our common stock. These judgments and estimates include assumptions regarding our future operating performance, the time to complete an IPO or other liquidity event, and the determination of the appropriate valuation methods.

Based on our early stage of development, the difficulty in predicting the range of specific outcomes (and their likelihood), and other relevant factors, the market approach was considered most appropriate for valuations prior to December 2023. The recent transactions method was utilized to determine the value of the equity and the OPM allocated the equity value to the respective share classes. In determining the estimated fair value of our common stock, our board of directors also considered the fact that our stockholders could not freely trade our common stock in the public markets prior to the closing of the Company’s IPO. Accordingly, we applied discounts to reflect the lack of marketability of our common stock based on the weighted-average expected time to liquidity.

Once a public trading market for our common stock became established in connection with the completion of the Company’s IPO, it is no longer necessary for our board of directors to estimate the fair value of our common stock in connection with our accounting for granted equity-based awards or for any other such awards we may grant, as the fair value of our common stock is determined based on the closing price of our common stock as reported on the date of grant on the primary stock exchange on which our common stock is traded.

Fair Value of Financial Instruments

Authoritative guidance requires disclosure of the fair value of financial instruments. The carrying amount of certain of our financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, approximate their estimated fair values primarily due to the short-term nature of the instruments or based on information obtained from market sources and management estimates. The Redeemable Convertible Preferred Stock Warrant liability is carried at fair value based on unobservable market inputs. We measure the fair value of certain of its financial liabilities on a recurring basis. A fair value hierarchy is used to rank the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value which is not equivalent to cost will be classified and disclosed in one of the following three categories:

•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets and liabilities;
•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as unadjusted quoted prices for similar assets and liabilities, unadjusted quoted prices in the markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Redeemable Convertible Preferred Stock Warrant liability is valued using the Black-Scholes model, which requires the use of highly subjective assumptions to determine the appropriate fair value of each warrant, including:

•	Fair Value of Common Stock — See the subsection titled “— Determination of Fair Value of Our Common Stock” above.
•	Expected Volatility — Prior to the closing of the Company’s IPO, there was no public market or trading history for our common stock. Therefore, the expected volatility was estimated based on the historical volatilities of common stock of comparable publicly traded companies, for a look-back period commensurate with the expected term of the warrant. The comparable companies were chosen based on their size, stage of their life cycle or area of specialty. We will continue to apply this process until enough historical information regarding the volatility of our stock price becomes available.
•	Risk-Free Interest Rate — The risk-free interest rate used is based on the published U.S. Department of Treasury interest rates in effect at each measurement date for zero coupon U.S. Treasury notes with maturities approximating the expected remaining term of each warrant.
•	Expected Dividend Yield — The expected dividend yield is zero as we have not paid dividends and do not anticipate paying a cash dividend in the foreseeable future.
•	Expected Term — The expected term of each warrant represents the remaining contractual term of the underlying warrant.

Fair Value Option of Accounting for Related Party Convertible Notes Payable

When financial instruments contain various embedded derivatives which may require bifurcation and separate accounting of those derivatives apart from the entire host instrument, if eligible, ASC 825, Financial Instruments (“ASC 825”) allows issuers to elect the fair value option (“FVO”) of accounting for those instruments. The FVO may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. The FVO allows the issuer to account for the entire financial instrument at fair value with subsequent remeasurements of that fair value recorded through the statements of operations at each reporting date. A financial instrument is generally eligible for the FVO if, amongst other factors, no part of the convertible, or contingently convertible, instrument is classified in stockholder’s equity.

Based on the eligibility assessment discussed above, the Company concluded that its Related Party Convertible Notes Payable are eligible for the FVO and accordingly elected to apply the FVO to its Related Party Convertible Notes Payable in accordance with ASC 825. Accordingly, the Related Party Convertible Notes Payable are measured at fair value on their issuance dates and remeasured at estimated fair value at the end of each reporting period with changes in fair value recognized as a component of other income (expense) in the unaudited condensed consolidated statements of operations. The primary reason for electing the FVO was to address simplification and cost-benefit considerations that result from accounting for hybrid financial instruments at fair value in their entirety versus bifurcation of the embedded derivatives from the debt hosts.

The estimated fair values of the Related Party Convertible Notes Payable are determined using valuation models that incorporate assumptions and estimates. The Company assesses these assumptions and estimates at each financial reporting period as additional information impacting the assumptions is obtained. Assumptions in the models include but are not limited to equity value, volatility, time to a conversion event, risk-free rate and scenario weightings. The fair value measurements of the Related Party Convertible Notes Payable are based on significant inputs that are not observable in the market and represent a Level 3 measurement. The change in fair value related to accrued interest is also included within the single line of change in fair value of Related Party Convertible Notes Payable in the unaudited condensed consolidated statements of operations.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recent Accounting Pronouncements

A description of recently issued accounting standards that may potentially impact our financial position, results of operations, and cash flows is included in Note 2 to our consolidated financial statements for the year ended December 31, 2023 included in our final prospectus filed with the SEC on August 13, 2024 pursuant to Rule 424(b)(4) under the Securities Act, and in Note 2 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024, included elsewhere in this Report.

Emerging Growth Company Status and Smaller Reporting Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act permits an emerging growth company such as us to take advantage of an extended transition period to comply with new or revised accounting standards. We have elected to avail ourselves of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we can adopt the new or revised standard at the time private companies adopt the new or revised standard and may do so until such time that we either (i) irrevocably elect to opt out of such extended transition period or (ii) no longer qualify as an emerging growth company. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies. We will continue to remain an emerging growth company until the earliest of the following: (1) the last day of the fiscal year following the fifth anniversary of the date of the completion of the IPO; (2) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.235 billion; (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

We are also a smaller reporting company as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

Our cash and cash equivalents consist of cash held in readily available checking and money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations.

Under our investment policy, we invest in highly rated securities, issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents, marketable securities and cash flows.

Foreign Currency Exchange Risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. As we continue to develop our business, our results of operations and cash flows will likely be more affected by fluctuations in foreign currency exchange rates, including the Euro and other currencies, which could adversely affect our results of operations. All of our employees and operations are currently located in the United States and our expenses are generally denominated in U.S. Dollars. To date, we have not entered into any foreign currency hedging contracts to mitigate our exposure to foreign currency exchange risk. We do not believe that a hypothetical 10% increase or decrease in exchange rates during any of the periods presented would have had a material impact on our financial statements included elsewhere in this Report.

Effects of Inflation

Inflation could affect us by increasing our cost of labor and research and development costs. We do not believe inflation has had a material effect on our business, financial condition or results of operations, or on our financial statements included elsewhere in this Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of June 30, 2024, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Material Weakness in Internal Control over Financial Reporting

While management was not required to conduct an assessment regarding internal control over financial reporting as of such date, as of December 31, 2023, we identified a material weakness in internal control over financial reporting as a result of an inadequate review and accrual of clinical trial related expenses that resulted in improper accrual of expenses. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

The Company has implemented remediation procedures to address the material weakness in our internal control over financial reporting identified above, including the implementation of additional processes and controls to properly review and monitor the accrual of clinical trial expenses at the end of each period. These remediation procedures will continue throughout the remainder of fiscal year 2024 and had no impact on our internal controls over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Information pertaining to legal proceedings is provided in Note 6 - Commitments and Contingencies, to the unaudited condensed consolidated financial statements and is incorporated by reference herein.

Item 1A.	Risk Factors

RISK FACTORS

Investing in our common stock involves a high degree of risk. Before you decide to invest in our common stock, you should consider carefully the risks described below, together with the other information contained in this Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes. We believe the risks described below are the risks that are material to us as of the date of this Report. The occurrence of any of the events or developments discussed in the risk factors below could have a material and adverse impact on our business, financial condition, results of operations and cash flows and, in such case, our future prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant operating losses for the foreseeable future. We have a high risk of never generating revenue or becoming profitable or, if we achieve profitability, we may not be able to sustain it.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a relatively limited operating history upon which you can evaluate our business and prospects. We commenced operations in January 2015 and have not generated revenue from the sale of our products. Therefore, there is limited historical financial or operational information upon which to evaluate our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. Many if not most companies in our industry at our stage of development never become profitable and are acquired or go out of business before successfully developing any product that generates revenue from commercial sales or enables profitability.

We have incurred losses since our inception in January 2015 through June 30, 2024 and our accumulated deficit was approximately $120.0 million at June 30, 2024. Substantially all of our losses have resulted from expenses incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to continue to incur substantial and increasing operating losses over the next several years as we continue the clinical development of, seek regulatory approval for and potentially commercialize elraglusib and any future product candidates, as well as operate as a public company.

The amount of future losses and when, if ever, we will become profitable are uncertain. We do not have any products that have generated any revenues from commercial sales, and do not expect to generate revenues from the commercial sale of products in the near future, if ever. If we are unable to successfully develop, obtain requisite approval for and commercialize elraglusib or any future product candidates, we may never generate revenue. Our ability to generate revenue and achieve profitability will depend on, among other things, successful completion of the development of our product candidates; obtaining necessary regulatory approvals from the FDA and international regulatory agencies; establishing manufacturing, sales, and marketing arrangements with third parties; obtaining adequate reimbursement by third-party payers; and raising sufficient funds to finance our activities. If we are unsuccessful at some or all of these undertakings, our business, financial condition, and results of operations are expected to be materially and adversely affected.

To become and remain profitable, we must succeed in developing, obtaining regulatory approvals for, and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing clinical trials and preclinical studies of elraglusib and any future product candidates, acquiring or developing additional product candidates, obtaining regulatory approval for elraglusib and any future product candidates, and manufacturing, marketing, and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable may have an adverse effect on the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product candidates, achieve our strategic objectives or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

Our financial condition raises substantial doubt as to our ability to continue as a going concern.

As of June 30, 2024, we had approximately $0.4 million in cash and cash equivalents and a working capital deficit of approximately $19.5 million, and we have incurred and expect to continue to incur significant costs in pursuit of our sole drug candidate, elraglusib. Our consolidated financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. To date, we have not generated product revenues from our activities and have incurred substantial operating losses. We expect that we will continue to generate substantial operating losses for the foreseeable future until we complete development and approval of our product candidates. We will continue to fund our operations primarily through utilization of our current financial resources and additional raises of capital.

These conditions raise substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm included in its audit opinion for the year ended December 31, 2023 an explanatory paragraph that there is substantial doubt as to our ability to continue as a going concern. We plan to address these conditions by raising funds from public or private offerings of equity or debt securities and other funding sources. However, there can be no assurance that such funding will be available to us, will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives. The reaction of investors to the inclusion of a going concern statement by our auditors and our potential inability to continue as a going concern may materially adversely affect our ability to raise new capital or enter into partnerships. If we become unable to continue as a going concern, we may have to liquidate our assets and the value we receive for our assets in liquidation or dissolution could be significantly lower than the value reflected in our consolidated financial statements.

We will require substantial additional capital to finance our operations, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or other operations.

The development of biopharmaceutical product candidates, including conducting preclinical studies and clinical trials, is a very time-consuming, capital-intensive and uncertain process. Our operations have consumed substantial amounts of cash since inception. We expect our expenses to substantially increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned clinical trials of elraglusib and potentially seek regulatory approval for elraglusib and any future product candidates we may develop. In addition, if we are able to progress elraglusib through development and commercialization, we expect to be required to make milestone and royalty payments pursuant to various license or collaboration agreements with third parties. If we obtain regulatory approval for elraglusib or any future product candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales, and distribution. Because the outcome of any clinical trial or preclinical study is highly uncertain, we cannot reliably estimate the actual amount of capital necessary to successfully complete the development and commercialization of elraglusib or any future product candidates. Furthermore, we incur additional costs associated with operating as a public company.

Based on our current operating plan, we believe that our existing cash and cash equivalents will not be sufficient to fund our operations for the twelve (12) months following the date of this Report.

Our estimates and assumptions regarding our operating costs may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned.

Our existing capital will not be sufficient to complete development of elraglusib in any form, or any future product candidates, and we require substantial capital in order to advance elraglusib and any future product candidates through clinical trials, regulatory approval and commercialization. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Our ability to raise additional funds may be adversely impacted by global economic conditions, disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, and diminished liquidity and credit availability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts, or even cease operations. We expect to finance our cash needs through public or private equity or debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop elraglusib or any future product candidates.

Our future capital requirements will depend on many factors, including without limitation:

•	the initiation, type, number, scope, progress, expansions, results, costs and timing of, and invoicing for, clinical trials and preclinical studies of elraglusib and any future product candidates we may choose to pursue, including the costs of modification to clinical development plans (including an increase in the number, size, duration and/or complexity of a trial) based on feedback that we may receive from regulatory authorities and any third-party products used as combination agents in our clinical trials;
•	the costs and timing of manufacturing for elraglusib or any future product candidate, including commercial manufacturing at sufficient scale and encountering higher than expected costs to manufacture our current and future active pharmaceutical ingredients, if any product candidate is approved, including as a result of inflation, any supply chain issues or component shortages;
•	slower than expected progress in developing elraglusib or a future product candidate, including without limitation, additional costs caused by such program delays;
•	the costs, timing and outcome of regulatory meetings and reviews of elraglusib and developing certain formulations of elraglusib or any future product candidates in any jurisdictions in which we or our current or any future collaborators may seek approval for elraglusib or any future product candidates;
•	our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal control over financial reporting;
•	the timing and payment of milestone, royalty or other payments we must make pursuant to our existing and potential future license or collaboration agreements with third parties;
•	the costs and timing of establishing or securing sales and marketing capabilities and commercial compliance programs if elraglusib or any future product candidate is approved;
•	higher than expected personnel, consulting or other costs, such as adding personnel or industry expert consultants or pursuing the licensing/acquisition of additional assets;
•	higher than expected costs to obtain, maintain, enforce and protect our patents and other intellectual property and proprietary rights;
•	our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;
•	our ability and strategic decision to develop future product candidates other than elraglusib, and the timing of such development, if any;
•	patients’ willingness to pay out-of-pocket for any approved products in the absence of coverage and/or adequate reimbursement from third-party payors;
•	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements; and
•	our ability to raise sufficient funds when, and if, required.

Conducting clinical trials and preclinical studies and potentially identifying future product candidates is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and commercialize elraglusib or any future product candidates. If approved, elraglusib and any future product candidates may not achieve commercial success. We expect that our commercial revenue, if any, will initially be derived from sales of elraglusib, which we do not expect to be commercially available for several years, if at all. Commercial success in the United States may depend upon acceptance and coverage by federal healthcare program and third-party payors, and it can be time consuming and costly to demonstrate that any of our products should be covered.

Accordingly, in the near term we intend to seek and will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all, including as a result of financial and credit market deterioration or instability, market-wide liquidity shortages, geopolitical events or otherwise.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates. In addition, any capital obtained by us may be obtained on terms that are unfavorable to us, our investors, or both.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. We do not have any committed external source of funds. If we attempt to raise additional financing, which we intend to do in the near term, there can be no assurance that we will be able to secure such additional financing in sufficient quantities or at all. We may be unable to raise additional capital for reasons including, without limitation, our operational and/or financial performance, investor confidence in us and the biopharmaceutical industry, credit availability from banks and other financial institutions, the status of current projects and our prospects for obtaining any necessary regulatory approvals. Potential investors’ capital investments may have shifted to other opportunities with perceived greater returns and/or lower risk thereby reducing capital available to us, if available at all.

In addition, any additional financing might not be available, and even if available, may not be available on terms favorable to us or our then-existing investors. We may seek to raise funds through public or private equity offerings, debt financings, corporate collaboration or licensing arrangements, mergers, acquisitions, sales of intellectual property or other financing vehicles or arrangements. To the extent that we raise additional capital by issuing equity securities or other securities (including convertible debt), our then-existing investors will experience dilution, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. If we raise funds through debt financings or bank loans, we may become subject to restrictive covenants, such as incurring additional debt, making capital expenditures or declaring dividends. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan. Moreover, if we raise funds through debt financings or bank loans, our assets may be pledged as collateral for the debt, and the interests of our then-existing investors would be subordinated to the debt holders or banks. In addition, our use of and ability to exploit assets pledged as collateral for debt or loans may be restricted or forfeited. To the extent that we raise additional funds through collaboration or licensing arrangements, we may be required to relinquish valuable rights to our future revenue streams, product candidates, research programs, intellectual property or proprietary technology, or grant licenses on terms that are not favorable to us and/or that may reduce the value of our common stock. If we are not able to raise funding when needed under acceptable terms or at all, then we would be required to delay, limit, reduce, curtail, abandon or terminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we might otherwise prefer to develop and market ourselves, or on less favorable terms than we would otherwise choose, or sell assets, or cease operations entirely.

Risks Related to Clinical Development and Regulatory Approval

We do not have and may never have any approved products on the market. Our business is highly dependent upon receiving approvals from various U.S. and international governmental agencies and will be severely harmed if we are not granted approval to manufacture and sell our product candidates.

In order for us to commercialize elraglusib for the treatment of mPDAC or for any other disease indication, or any other product candidate, we must obtain regulatory approvals of such treatment for the applicable indication. Satisfying regulatory requirements is an expensive process that typically takes many years and involves extensive compliance with requirements covering research and development, testing, manufacturing, quality control, labeling, and promotion of drugs for human use. To obtain necessary regulatory approvals, we must, among other requirements, complete clinical trials demonstrating that our products are safe and effective for a particular indication. In addition, before we can initiate clinical development for any future preclinical product candidates, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory submission, and we are also required to submit comparable applications to foreign regulatory authorities for clinical trials outside of the United States. The FDA or comparable foreign regulatory authorities may require us to conduct additional preclinical studies for any future product candidates before it allows us to initiate clinical trials under any IND or similar regulatory submission, which may lead to delays or increase the costs of developing future product candidates. There can be no assurance that our products will prove to be safe and effective, that our preclinical or clinical trials will demonstrate the necessary safety and effectiveness of our product candidates, or that we will succeed in obtaining regulatory approval for any treatment we develop even if such safety and effectiveness are demonstrated.

Any delays or difficulties we encounter in our clinical trials may delay or preclude regulatory approval from the FDA or from international regulatory organizations. Any delay or preclusion of regulatory approval would be expected to delay or preclude the commercialization of our products. Examples of delays or difficulties that we may encounter in our clinical trials include without limitation the following:

•	clinical trials may not yield sufficiently conclusive results for regulatory agencies to approve the use of our products;
•	our products may fail to be more effective than current therapies, or to be effective at all;
•	we may discover that our products have adverse side effects, which could cause our products to be delayed or precluded from receiving regulatory approval or otherwise expose us to significant commercial and legal risks;
•	it may take longer than expected to determine whether or not a treatment is effective;
•	patients involved in our clinical trials may suffer severe adverse side effects even up to death, whether as a result of treatment with our products, the withholding of such treatment, or other reasons (whether within or outside of our control);
•	we may fail to be able to enroll a sufficient number of patients in our clinical trials;
•	patients enrolled in our clinical trials may not have the characteristics necessary to obtain regulatory approval for a particular indication or patient population;
•	we may be unable to produce sufficient quantities of product to complete the clinical trials;
•	the sites who conduct our clinical trials may fail to follow the trial protocols correctly, or there may be concerns regarding data integrity from one or more sites, which could require us to exclude certain data from our results, which may prolong the length of our trials and delay submissions to regulatory authorities;
•	even if we are successful in our clinical trials, any required governmental approvals may still not be obtained or, if obtained, may not be maintained;
•	if approval for commercialization is granted, it is possible the authorized use will be more limited than is necessary for commercial success, or that approval may be conditioned on completion of further clinical trials or other activities, which will cause a substantial increase in costs and which we might not succeed in performing or completing; and
•	if granted, approval may be withdrawn or limited if problems with our products emerge or are suggested by the data arising from their use or if there is a change in law or regulation.

Any success we may achieve at a given stage of our clinical trials does not guarantee that we will achieve success at any subsequent stage, including without limitation final FDA approval.

We may encounter delays or rejections in the regulatory approval process because of additional government regulation resulting from future legislation or administrative action, or from changes in the policies of the FDA or other regulatory bodies during the period of product development, clinical trials, or regulatory review. Failure to comply with applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production, or an injunction preventing certain activity, as well as other regulatory action against our product candidates or us. As a company, we have no experience in successfully obtaining regulatory approval for a product and thus may be poorly equipped to gauge, and may prove unable to manage, risks relating to obtaining such approval.

Outside the United States, our ability to market a product is contingent upon receiving clearances from appropriate non-U.S. regulatory authorities. Non-U.S. regulatory approval typically includes all of the risks associated with FDA clearance discussed above as well as geopolitical uncertainties and the additional uncertainties and potential prejudices faced by U.S. pharmaceutical companies conducting business abroad. In certain cases, pricing restrictions and practices can make achieving even limited profitability very difficult.

We currently depend entirely on the success of elraglusib, which is our only product candidate. If we are unable to advance elraglusib in clinical development, obtain regulatory approval and ultimately commercialize elraglusib, or experience significant delays in doing so, our business will be materially harmed.

We currently only have one product candidate, elraglusib, which is in Phase 2 clinical development. Our business presently depends entirely on our ability to successfully develop, obtain regulatory approval for, and commercialize elraglusib in a timely manner. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development and may be able to better sustain the delay or failure of a lead product candidate. The success of elraglusib will depend on several factors, including the following:

•	successful initiation and enrollment of clinical trials and completion of clinical trials with favorable results;
•	acceptance of regulatory submissions by the FDA or comparable foreign regulatory authorities for the conduct of clinical trials of elraglusib and of our proposed designs of planned clinical trials of elraglusib;
•	the frequency and severity of adverse events observed in clinical trials and preclinical studies;
•	maintaining and establishing relationships with contract research organizations (“CROs”) and clinical sites for the clinical development of elraglusib, and ability of such CROs and clinical sites to comply with clinical trial protocols, Good Clinical Practices (“GCPs”) and other applicable requirements;
•	demonstrating the safety, purity and potency (or efficacy) of elraglusib to the satisfaction of applicable regulatory authorities, including by establishing a safety database of a size satisfactory to regulatory authorities;
•	receipt and maintenance of regulatory approvals from applicable regulatory authorities, including approvals of NDAs from the FDA;
•	maintaining relationships with our third-party manufacturers and their ability to comply with current good manufacturing practices (“cGMPs”) as well as entering into agreements with our third-party manufacturers for, or establishing our own, commercial manufacturing capabilities at a cost and scale sufficient to support commercialization;
•	establishing sales, marketing and distribution capabilities and launching commercial sales of elraglusib, if and when approved, whether alone or in collaboration with others;
•	obtaining, maintaining, protecting and enforcing patent and any potential trade secret protection or regulatory exclusivity for elraglusib;
•	maintaining an acceptable safety profile of elraglusib following regulatory approval, if any;
•	maintaining and growing an organization of people who can develop and, if approved, commercialize, market and sell elraglusib; and
•	acceptance and coverage of our products, if approved, by patients, the medical community and federal healthcare program and other third-party payors.

If we are unable to develop, obtain regulatory approval for, or if approved, successfully manufacture and commercialize elraglusib, or if we experience delays as a result of any of the above factors or otherwise, our business would be materially harmed.

Even if we complete all planned clinical trials including a Phase 3 trial in the future, there is no guarantee that at the time of submission the FDA will accept our NDA.

The regulation and control of new drugs in the United States is based on the NDA, and every new drug is the subject of an approved NDA before U.S. commercialization. Through the NDA application, the developer of a drug candidate formally proposes that the FDA approve a new pharmaceutical for sale and marketing in the United States. The data gathered during the animal studies and human clinical trials of an investigational new drug (“IND”) become part of the NDA.

Clinical trials must be conducted in accordance with the FDA and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and ethics committees or one or more institutional review board (“IRBs”) at the medical institutions and clinical trial sites where the clinical trials are conducted. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, or by a data safety monitoring board for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension, including a clinical hold, or termination due to a number of factors, including, among other reasons, failure to conduct the clinical trial in accordance with GCP and other regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site, or investigation of principal or sub-investigators conducting our clinical trials, by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

Failure by us or any of our third-party vendors, manufacturers, or trial sites to comply with applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production, or an injunction preventing certain activity, as well as other regulatory action against our product candidates or us. As a company, we have no experience in successfully obtaining regulatory approval for a product and thus may be poorly equipped to gauge, and may prove unable to manage, risks relating to obtaining such approval.

Outside the United States, our ability to market a product is contingent upon receiving clearances from appropriate non-U.S. regulatory authorities. Non-U.S. regulatory approval typically includes all of the risks associated with FDA clearance discussed above as well as the failure of enrolled patients in foreign countries to adhere to clinical protocols as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, and political and economic risks, including war or embargoes, relevant to such foreign countries. In certain cases, pricing restrictions and practices can make achieving even limited profitability very difficult.

Clinical and preclinical drug development involves a lengthy and expensive process with uncertain timelines and outcomes, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results. Elraglusib or any future product candidates may not achieve favorable results in clinical trials or preclinical studies or receive regulatory approval on a timely basis, if at all.

Drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. We cannot guarantee that any clinical trials or preclinical studies will be conducted as planned, including whether we are able to meet expected timeframes for data readouts, or completed on schedule, if at all, and failure can occur at any time during the trial or study process, including due to factors that are beyond our control. Despite promising preclinical or clinical results, elraglusib or any other future product candidate can unexpectedly fail at any stage of clinical or preclinical development. The historical failure rate for product candidates in our industry is high.

The results from preclinical studies or clinical trials of elraglusib, any future product candidate, or a competitor’s product candidate in the same class may not predict the results of later clinical trials of elraglusib or any future product candidate, and interim, topline or preliminary results of a clinical trial are not necessarily indicative of final results. Elraglusib or any future product candidate in later stages of clinical trials may fail to show the desired characteristics despite having progressed through preclinical studies and initial clinical trials. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results.

Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. Such setbacks have occurred and may occur for many reasons, including, but not limited to: clinical sites and investigators may deviate from clinical trial protocols, whether due to lack of training or otherwise, and we may fail to detect any such deviations in a timely manner; patients may fail to adhere to any required clinical trial procedures, including any requirements for post-treatment follow-up; our product candidates may fail to demonstrate safety, purity or potency (or efficacy) in certain patient subpopulations, which has not been observed in earlier trials due to limited sample size, lack of analysis or otherwise; or our clinical trials may not adequately represent the patient populations we intend to treat, whether due to limitations in our trial designs or otherwise, such as where one patient subgroup is overrepresented in the clinical trial. There can be no assurance that we will not suffer similar setbacks despite the data we observed in earlier or ongoing studies. Based upon negative or inconclusive results, we or any current or any future collaborator may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials, which would cause us to incur additional operating expenses and delays and may not be sufficient to support regulatory approval on a timely basis or at all.

We may not be successful in our efforts to investigate elraglusib in additional indications. We may expend our limited resources to pursue a new product candidate or a particular indication for elraglusib and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on the development of elraglusib for specific indications. We may fail to generate additional clinical development opportunities for elraglusib for a number of reasons, including that elraglusib may, in indications we are seeking or may seek in the future, be shown to have harmful side effects, limited to no efficacy or other characteristics that suggest it is unlikely to receive marketing approval and/or achieve market acceptance in such potential indications. Our resource allocation and other decisions may cause us to fail to identify and capitalize on viable potential product candidates or additional indications for elraglusib. Our spending on current and future research and development programs for new product candidates or additional indications for elraglusib may not yield any commercially viable product candidates or indications. If we do not accurately evaluate the commercial potential or target market for a particular indication or product candidate, we may fail to develop such product candidate or indication, or relinquish valuable rights to that product candidate through collaborations, license agreements and other similar arrangements in cases where it would have been more advantageous for us to retain sole development and commercialization rights to such indication or product candidate, or negotiate less advantageous terms for any such arrangements than is optimal.

Additionally, we may pursue additional in-licenses or acquisitions of development-stage assets or programs, which entails additional risk to us. Identifying, selecting and acquiring promising product candidates requires substantial technical, financial and human resources expertise. Efforts to do so may not result in the actual acquisition or license of a particular product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. For example, if we are unable to identify programs that ultimately result in approved products, we may spend material amounts of our capital and other resources evaluating, acquiring and developing products that ultimately do not provide a return on our investment.

Use of elraglusib or any future product candidates could be associated with side effects, adverse events or other properties or safety risks, which could delay or preclude regulatory approval, cause us to suspend or discontinue clinical trials, abandon elraglusib or any future product candidate, limit the commercial profile of an approved label or result in other significant negative consequences that could severely harm our business, financial condition, results of operations and prospects.

As is the case with oncology drugs generally, it is likely that there may be side effects and adverse events associated with use of elraglusib or any future product candidates’ use. Results of our clinical trial collaborators or any future collaborators could reveal a high and unacceptable severity and prevalence of expected or unexpected side effects or unexpected characteristics. Undesirable side effects caused by our product candidates when used alone or in combination with approved or investigational drugs could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or lead to the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly.

Moreover, if elraglusib or any future product candidates are associated with undesirable side effects in clinical trials or demonstrate characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for such product candidate if approved. Unacceptable enhancement of certain toxicities may be seen when elraglusib or any future product candidates are combined with standard of care therapies, or when they are used as single agents. We may also be required to modify our development and clinical trial plans based on findings in our ongoing clinical trials. Many compounds that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of the compounds.

It is possible that as we, our collaborators or any future collaborators test elraglusib or any future product candidates in larger, longer and more extensive clinical trials, including with different dosing regimens, or as the use of these product candidates becomes more widespread following any regulatory approval, more illnesses, injuries, discomforts and other adverse events than were observed in earlier trials, as well as new conditions that did not occur or went undetected in previous trials, may be discovered. If such side effects become known later in development or upon approval, if any, such findings may harm our business, financial condition, results of operations and prospects significantly.

With regard to our lead product candidate, elraglusib, unforeseen side effects from elraglusib could arise either during clinical development or, if approved, after elraglusib has been marketed. This could cause regulatory approvals for, or market acceptance of, elraglusib harder and costlier to obtain.

To date, elraglusib as a single agent and in combination with a variety of chemotherapy has been shown in a Phase 1 trial to be well-tolerated. However, these data were obtained in advanced cancer patients across many different cancer types and at different doses of elraglusib. The results of our planned or any future clinical trials in single cancer types may show that the side effects of elraglusib are unacceptable or intolerable, especially when compared with standard of care and in earlier stage patients, which could interrupt, delay or halt clinical trials. This could result in delay of, or failure to obtain, marketing approval from the FDA or European Medicines Agency (“EMA”) and other regulatory authorities or result in marketing approval from the FDA or EMA and other regulatory authorities with restrictive label warnings.

If elraglusib receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by the use of elraglusib:

•	regulatory authorities may withdraw their approval of the product, which would force us to remove elraglusib from the market;
•	regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication, or field alerts to physicians and pharmacies;
•	we may be required to change instructions regarding the way the product is administered, conduct additional clinical trials or change the labeling of the product;
•	we may be subject to limitations on how we may promote the product;
•	sales of the product may decrease significantly;
•	we may be subject to litigation or product liability claims; and
•	our reputation may suffer.

Any of these events could prevent us or our potential future collaborators from achieving or maintaining market acceptance of elraglusib and/or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues from the sale of elraglusib.

If we experience delays or difficulties in the enrollment of subjects to our clinical trials, our receipt of necessary regulatory approvals could be delayed or otherwise adversely affected, which could materially affect our financial condition.

Identifying, screening and enrolling patients to participate in clinical trials of our product candidates is critical to our success, and we may not be able to identify, recruit, enroll and dose a sufficient number of patients with the required or desired characteristics to complete our clinical trials in a timely manner. We may not be able to initiate or continue certain clinical trials for elraglusib or any future product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. The timing of our clinical trials depends on our ability to recruit patients to participate as well as to subsequently dose these patients and complete required follow-up periods. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and characteristics of the patient population, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the risk that enrolled patients will not complete a clinical trial, our ability to recruit clinical trial investigators with the appropriate competencies and experience, and competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidates being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating as well as any product candidates under development. We will be required to identify and enroll a sufficient number of patients for each of our clinical trials and monitor such patients adequately during and after treatment. Potential patients for any planned clinical trials may not be adequately diagnosed or identified with the diseases which we are targeting, which could adversely impact the outcomes of our trials and could have safety concerns for the potential patients. Potential patients for any planned clinical trials may also not meet the entry criteria for such trials. In particular, because our planned clinical trials of elraglusib are focused on indications with relatively small patient populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate.

In addition, we may experience enrollment delays related to increased or unforeseen regulatory, legal and logistical requirements at certain clinical trial sites. These delays could be caused by reviews by regulatory authorities and contractual discussions with individual clinical trial sites. Any delays in enrolling and/or dosing patients in our planned clinical trials could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or in termination of the clinical trials altogether.

We may not be able to fully enroll our clinical trials if other pharmaceutical companies with ongoing clinical trials for products with similar indications as our product candidates recruit from these patient populations. The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. Patient enrollment may also be affected by other factors, including:

•	coordination with clinical research organizations to enroll and administer the clinical trials;
•	coordination and recruitment of collaborators and investigators at individual sites;
•	size of the patient population and process for identifying patients;
•	design of the clinical trial protocol;
•	eligibility and exclusion criteria;
•	perceived risks and benefits of the product candidates under study;
•	availability of competing commercially available therapies and other competing products’ clinical trials;
•	time of year in which the trials are initiated or conducted;
•	severity of the diseases under investigation;
•	ability to obtain and maintain subject consents;
•	ability to enroll and treat patients in a timely manner;
•	risk that enrolled subjects will drop out before completion of the trials;
•	proximity and availability of clinical trial sites for prospective patients;
•	ability to monitor subjects adequately during and after treatment; and
•	patient referral practices of physicians.

If patients are unwilling or unable to participate in our trials for any reason, including the existence of concurrent clinical trials for similar target populations, the availability of approved therapies, or the fact that enrolling in our trials may prevent patients from taking a different product, or we otherwise have difficulty enrolling a sufficient number of patients, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of elraglusib or any future product candidates may be delayed. Our inability to enroll a sufficient number of patients for clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether.

Enrollment delays in these clinical trials may result in increased time and development costs for our product candidates, which could materially affect our financial condition.

As a company, we have never completed a clinical trial and have limited experience in completing regulatory filings, and any delays in regulatory filings could materially affect our financial condition.

We will need to successfully complete clinical trials in order to obtain FDA or comparable foreign regulatory approval to market elraglusib or any future product candidates. Carrying out clinical trials and the submission of a successful NDA or other comparable foreign regulatory submission is a complicated process. As a company, we have not yet completed any clinical trials of our product candidates, nor have we demonstrated the ability to obtain marketing approvals, manufacture product candidates at a commercial scale, or conduct sales and marketing activities necessary for the successful commercialization of a product. We may also choose to conduct a number of additional clinical trials of elraglusib in parallel over the next several years, which may be a difficult process to manage with our limited resources and which may divert attention of management. FDA or other regulatory authority could also require us to conduct additional trials which may further delay approval of our product. Consequently, we have no historical basis as a company by which you can evaluate or predict reliably our future success or viability.

We have limited experience with regulatory filings with agencies such as the FDA or EMA, and we have not yet completed any clinical trials for elraglusib or any other product candidate. We also have limited experience as a company in preparing and submitting marketing applications and have not previously submitted an NDA or other comparable foreign regulatory submission for any product candidate. In addition, we have had limited interactions with the FDA and cannot be certain how many additional clinical trials of elraglusib or any future product candidate will be required or how such additional trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to submission of an NDA and regulatory approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our ongoing or planned clinical trials could prevent us from or delay us in submitting NDAs or other comparable foreign regulatory submissions for and commercializing our product candidates. Any delay in our regulatory filings for our product candidates, and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including, without limitation, the FDA’s issuance of a “refuse to file” letter or a request for additional information, could materially affect our financial condition.

As a result, we cannot be certain that our ongoing and planned clinical trials or preclinical studies will be successful. Any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of elraglusib in those and other indications, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Interim, topline, and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, topline, or preliminary data from our clinical trials, based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline, or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Interim, topline, and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, such data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical trials. Interim, topline, and preliminary data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary, interim or topline data and final data could significantly harm our business prospects.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability, or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate, or our business. If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize elraglusib and any future product candidates may be harmed, which could harm our business, operating results, prospects, or financial condition.

Serious adverse events, undesirable side effects (including emergent drug-drug interactions between elraglusib and any of the other therapeutic agents given to the clinical trial subjects) or other unexpected properties of our current or future product candidates may be identified during development or after approval, which could halt their development or lead to the discontinuation of our clinical development programs, refusal by regulatory authorities to approve our product candidates or, if discovered following marketing approval, revocation of marketing authorizations or limitations on the use of our product candidates thereby limiting the commercial potential of such product candidate.

To date, elraglusib is the only product candidate we have tested in humans. As we continue our development of elraglusib and initiate clinical trials of any future product candidates, serious adverse events, undesirable side effects or unexpected characteristics may emerge or be reported, causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Even if our product candidates initially show promise in early clinical trials, the side effects of therapies are frequently only detectable after they are tested in large, Phase 2 or Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. Sometimes, it can be difficult to determine if the serious adverse or unexpected side effects were caused by the product candidate or another factor, especially in oncology subjects who may suffer from other medical conditions and be taking other medications. If serious adverse or unexpected side effects are identified during development and are determined to be attributed to our product candidates, or the result of drug-drug interactions between our product candidate and any of the concomitant therapies given to the trial subjects, we, the FDA or comparable foreign regulatory authorities, or IRBs and other reviewing entities, could interrupt, delay, or halt clinical trials and could result in a more restrictive label, a Risk Evaluation and Mitigation Strategy (“REMS”) or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities may also require, or we may voluntarily develop strategies for managing adverse events during clinical development, which could include restrictions on our enrollment criteria, the use of stopping criteria, adjustments to a study’s design, or the monitoring of safety data by a data monitoring committee, among other strategies. Any requests from the FDA or comparable foreign regulatory authority for additional data or information could also result in substantial delays in the approval of our product candidates.

Drug-related side effects could also affect subject recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approvals of such product;
•	regulatory authorities may require additional warnings on the label;
•	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
•	we may be forced to suspend marketing of that product, or decide to remove the product from the marketplace;
•	we may be required to change the way the product is administered;
•	we could be subject to fines, injunctions, or the imposition of criminal or civil penalties;
•	we could be sued and held liable for harm caused to patients; and
•	the product may become less competitive, and our reputation may suffer.

The therapeutic-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, financial condition, results of operations, stock price and prospects.

We anticipate that many of our product candidates may be tested and, if approved, used in combination with third-party drugs and/or devices, some of which may still be in development, and we have limited or no control over the supply, regulatory status or regulatory approval of such drugs and/or devices.

We anticipate developing our product candidates for use in combination with other oncology pharmaceutics, including chemotherapies and cellular and targeted therapies (e.g., immune checkpoint inhibitors). We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs or devices on commercially reasonable terms or at all.

Any failure to maintain or enter into new successful commercial relationships, or the expense of purchasing platinum-based and other chemotherapies, or any other combination products, or any devices in the market, may delay our development timelines, increase our costs and jeopardize our ability to develop our product candidates as commercially viable therapies. If any of these occur, our business, financial condition, results of operations, stock price and prospects may be materially harmed. Moreover, the development of product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. For our product candidates that may be used in combination with other chemotherapies, or any other combination products or any devices, the FDA may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of these trials could show that there are adverse events tied to the interaction of elraglusib with any of the other therapies, or that any positive previous trial results are attributable to the combination therapy and not our product candidates. Moreover, following product approval, the FDA may require that products or devices used in conjunction with each other be cross labeled for combined use. To the extent that we do not have rights to the other product or device, this may require us to work with a third party to satisfy such a requirement. The ability to obtain cooperation from the third party may impact our ability to respond to the FDA’s requests which could impact our ability to achieve regulatory approval. Moreover, developments related to the other product or device may impact our clinical trials as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the safety or efficacy profile of the other product or device, changes to the availability of the approved product or device, and changes to the standard of care.

In the event that any future collaborator or supplier of other chemotherapies, or any other products administered in combination, or any devices used, with our product candidates does not supply their products on commercially reasonable terms or in a timely fashion, we would need to identify alternatives for accessing these products. This could cause our clinical trials to be delayed and limit the commercial opportunities for our product candidates, in which case our business, financial condition, results of operations, stock price and prospects may be materially harmed.

We may seek additional Orphan Drug, Fast Track, Breakthrough or orphan and priority (“PRIME”) designations for one or more of our current and future product candidates, but we might not receive any such designation, and even if we do, such designation may not actually lead to a faster development or regulatory review or approval process.

Our lead product candidate, elraglusib, has been given Fast Track designation from the FDA for development in the treatment of pancreatic cancer, and we may seek Fast Track designations for other indications or future product candidates. The Fast Track program is intended to expedite or facilitate the process for reviewing product candidates that meet certain criteria. Specifically, biologics are eligible for Fast Track designation if they are intended, alone or in combination with one or more drugs or biologics, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the application may be eligible for priority review. An NDA submitted for a Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA. Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe or at all. We may not experience a faster development, regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. Additionally, the FDA may withdraw Fast Track designation, for reasons such as it comes to believe a drug candidate no longer adequately addresses an unmet medical need or that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures. If we seek Fast Track designation for other indications, or if we pursue breakthrough or PRIME designations from FDA or EMA, respectively, we may not receive such designations. Many product candidates that have received Fast Track designation have ultimately failed to obtain approval.

We, or any future collaborators, may not be able to obtain and maintain orphan drug exclusivity for our product candidates in the United States and Europe.

Elraglusib has been granted orphan drug designation for the treatment of pancreatic cancer, glioblastomas, neuroblastoma and soft tissue sarcomas in the United States. We may seek additional orphan drug designations or regulatory incentives for other indications, for the oral dosage form of elraglusib, or for future product candidates in the United States, EU, Japan or Australia. We may not be able to obtain such designations.

While elraglusib currently has been granted orphan drug designation from the FDA for limited indications, we may not be able to maintain this orphan drug exclusivity. Further, even if we obtain orphan drug designation for a future product candidate or for elraglusib with respect to a different indication, we may not be able to maintain orphan drug exclusivity for that drug or indication. For example, orphan drug designation may be removed if the prevalence of an indication increases beyond the patient number limit required to maintain designation. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same product in the same indication for that time period. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. Moreover, even after an orphan drug is approved, the FDA can subsequently approve a different drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care compared to our product.

The FDA may reevaluate the Orphan Drug Act and its regulations and policies, and similarly the EMA may reevaluate its policies and regulations. We do not know if, when, or how the FDA or EMA may change their orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA and/or EMA may make to their orphan drug regulations and policies, our business could be adversely impacted.

We rely on third parties for the manufacture and shipping of elraglusib for clinical development and expect to continue to do so for the foreseeable future. If we or our licensees, development collaborators, or suppliers are unable to manufacture our products in sufficient quantities or at defined quality specifications, or are unable to obtain regulatory approvals for the manufacturing facility, we may be unable to develop and/or meet demand for our products and lose time to market and potential revenues.

Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We do not own or operate manufacturing facilities and have no plans to develop our own clinical or commercial-scale manufacturing capabilities. We rely on a third-party manufacturer for the production of elraglusib and expect to continue to rely on third-party manufacturers for commercial manufacture if elraglusib or any future product candidates receive regulatory approval. The facilities used by third-party manufacturers to manufacture elraglusib or any future product candidate must be approved for the manufacture of such product candidate by the FDA and any comparable foreign regulatory authority pursuant to inspections that will be conducted after we submit an NDA to the FDA or any comparable submission to a foreign regulatory authority. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for the manufacture of products. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel.

If the FDA or any comparable foreign regulatory authority does not approve these facilities for the manufacture of elraglusib or any future product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market elraglusib or any future product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of elraglusib or any future product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of elraglusib or any future product candidates. We may not be successful in identifying additional or replacement third-party manufacturers, or in negotiating acceptable terms with any we do identify. We may face competition for access to these manufacturers’ facilities and may be subject to manufacturing delays if the manufacturers give other clients higher priority than they give to us. Even if we are able to identify an additional or replacement third-party manufacturer, the delays and costs associated with establishing and maintaining a relationship with such manufacturer may have a material adverse effect on us.

Before we can begin to commercially manufacture elraglusib or any other product candidate, we must obtain regulatory approval of the manufacturing facility and process by the FDA and any comparable foreign regulatory authority pursuant to inspections that will be conducted after we submit an NDA to the FDA or any comparable submission to a foreign regulatory authority. Manufacturing of drugs for clinical and commercial purposes must comply with cGMP. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for the manufacture of products. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or any comparable foreign regulatory authority, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. The cGMP requirements govern quality control and documentation policies and procedures. Complying with cGMP and non-U.S. regulatory requirements will require that we expend time, money, and effort in production, recordkeeping, and quality control to ensure that the product meets applicable specifications and other requirements. We, or our contracted manufacturing facility, must also pass a pre-approval inspection prior to FDA approval. Failure to pass a pre-approval inspection may significantly delay or prevent FDA approval of our products. If we fail to comply with these requirements, we would be subject to possible regulatory action and may be limited in the jurisdictions in which we are permitted to sell our products and will lose time to market and potential revenues.

We depend on a third-party manufacturer for certain drug substances, drug products, raw materials, samples, components, and other materials used in our product candidates. We obtain our supplies on a purchase order basis and do not have any long-term supply agreements in place. If we are unable to source these supplies on a timely basis, or establish longer-term contracts with suppliers, we will not be able to complete our clinical trials or studies on time and the development of our product candidates may be delayed.

We depend on a third-party manufacturer for certain drug substances, drug products, raw materials, samples, components and other materials used in our product candidates. We obtain our supplies on a purchase order basis and do not currently have long-term supply contracts with our supplier, and our supplier is not obligated to supply drug products to us for any period, in any specified quantity or at any certain price beyond the delivery contemplated by the relevant purchase orders. As a result, our supplier could stop selling to us at commercially reasonable prices, or at all. While we intend to enter into long-term supply agreements in the future as we advance our clinical trials or commercialization plans, we may not be successful in negotiating such agreements on favorable terms, or at all. If we do enter into such long-term supply agreements, we could be subject to binding long-term purchase obligations that are less favorable than purchasing on a purchase order basis, and which may be harmful to our business, including in the event that we do not conduct our trials on planned timelines or utilize the drug products that we are required to purchase. Any change in our relationship with our supplier or changes to our arrangement with our supplier could adversely affect our business, financial condition, results of operations and prospects.

Furthermore, our supplier could stop producing our supplies, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors. Establishing additional or replacement suppliers for these supplies, and obtaining regulatory clearance or approvals that may result from adding or replacing suppliers, could take a substantial amount of time, result in increased costs and impair our ability to produce our products or conduct timely trials, which would adversely impact our business, financial condition, results of operations and prospects. Any such interruption or delay may force us to seek similar supplies from alternative sources, which may not be available at reasonable prices, or at all. Any interruption in the supply of source components for our product candidates would adversely affect our ability to meet scheduled timelines and budget for the development and commercialization of our product candidates, could result in higher expenses and would harm our business. Although we have not experienced any significant disruption as a result of our reliance on our supplier, we have a limited operating history and cannot assure you that we will not experience disruptions in our supply chain in the future as a result of such reliance or otherwise.

It is uncertain whether product liability insurance will be adequate to address product liability claims, or that insurance against such claims will be affordable or available on acceptable terms in the future.

Clinical research involves the testing of new drugs on human volunteers pursuant to a clinical trial protocol. Such testing involves a risk of liability for personal injury to or death of patients due to, among other causes, adverse side effects, improper administration of the new drug, or improper volunteer behavior. Claims may arise from patients, clinical trial volunteers, consumers, physicians, hospitals, companies, institutions, researchers, or others using, selling, or buying our products, as well as from governmental bodies. In addition, product liability and related risks are likely to increase over time, in particular upon the commercialization or marketing of any products by us or parties with which we enter into development, marketing, or distribution collaborations. Although we are contracting for general liability insurance in connection with our ongoing business, there can be no assurance that the amount and scope of such insurance coverage will be appropriate and sufficient in the event any claims arise, that we will be able to secure additional coverage should we attempt to do so, or that our insurers would not contest or refuse any attempt by us to collect on such insurance policies. Furthermore, there can be no assurance that suitable product liability insurance (at the clinical stage and/or commercial stage) will continue to be available on terms acceptable to us or at all, or that, if obtained, the insurance coverage will be appropriate and sufficient to cover any potential claims or liabilities.

If the market opportunities for our current and potential future drug candidates are smaller than we believe they are, our ability to generate product revenues may be adversely affected and our business may suffer.

The potential market opportunities for our product candidates are difficult to estimate and will depend in large part on the drugs with which our product candidates are co-administered and the success of competing therapies and therapeutic approaches. Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers in a position to receive therapy and who have the potential to benefit from treatment with elraglusib or any future product candidate are predicated on many assumptions, which may include industry knowledge and publications, third-party research reports, and other surveys. Although we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain, and their reasonableness has not been assessed by an independent source. These estimates may prove to be incorrect and new studies may change the estimated incidence or prevalence of these diseases. The number of patients in the United States, Europe, and elsewhere may turn out to be lower than expected, and patients may not be amenable to treatment with our product, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our business, financial condition, results of operations and prospects. If any of the assumptions prove to be inaccurate, the actual markets for our product candidates could be smaller than our estimates of the potential market opportunities. Further, even if we obtain significant market share for elraglusib or any future product candidate, because some of our potential target populations are very small, we may never achieve profitability despite obtaining such significant market share.

Risks Related to Our Reliance on Third Parties

The termination of third-party licenses could adversely affect our rights to important compounds or technologies.

In connection with our efforts to expand our pipeline of product candidates, we may enter into certain licenses or other collaboration agreements in the future pertaining to the in-license of rights to additional candidates. Such agreements may impose various diligence, milestone payment, royalty, insurance or other obligations on us. If we fail to comply with these obligations, our licensor or collaboration partners may have the right to terminate the relevant agreement, in which event we would not be able to develop or market the products covered by such licensed intellectual property. Our existing licensing agreements with UIC and NU contain diligence obligations to maintain each license agreement.

Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;
•	the extent to which our product candidates, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•	the sublicensing of patent and other rights under our collaborative development relationships;
•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•	the priority of invention of patented technology.

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our consolidated financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations and prospects.

We may also have limited control over the maintenance and prosecution of these in-licensed patents and patent applications, or any other intellectual property that may be related to our in-licensed intellectual property. For example, we cannot be certain that such activities by any future licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. We have limited control over the manner in which our licensors initiate an infringement proceeding against a third-party infringer of the intellectual property rights or defend certain of the intellectual property that is licensed to us. It is possible that the licensors’ infringement proceeding or defense activities may be less vigorous than had we conducted them ourselves.

Our current elraglusib DS manufacturer is in China, and it is unknown how future geopolitical relationships with China may affect our ability to obtain DS; however, if they are negatively impacted, this could increase our DS manufacturing costs and adversely impact our financial condition.

We rely upon a single company located in China to manufacture the DS for our sole product candidate, elraglusib. This company manufactures DS under cGMP that is suitable for formulating into a therapeutic used in humans, which manufacturing process is substantially completed in the United States. We do not have any exclusive contractual commitments for this company to manufacture for us in the future or to ever become a sole provider of DS and thus, we do have the ability to seek out other GMP manufacturers if needed. However, if we do not maintain this manufacturing and service relationship that is important to us and are not able to identify replacement suppliers, vendors and laboratories, our ability to obtain elraglusib for clinical trials and potential regulatory approval could be impaired or delayed and our costs could substantially increase, adversely impacting our financial condition.

We may be unable to identify additional manufacturers with whom we might establish appropriate arrangements on acceptable terms, if at all. Even if we are able to find replacement manufacturers, suppliers, vendors and service providers when needed, we may not be able to enter into agreements with them on terms and conditions favorable to us or there could be a substantial delay before such manufacturer, vendor or supplier, or a related new facility is properly qualified and registered with the FDA or other foreign regulatory authorities. A new manufacturer currently not qualified with the FDA would have to be educated in, or develop substantially equivalent processes for, production of our approved products after receipt of FDA approval. To qualify and receive regulatory approval for a new manufacturer could take as long as two years. The process of changing a supplier could have an adverse impact on our current clinical development programs if supplies of DS or materials on hand are insufficient to satisfy demand. Such delays could have a material adverse effect on our development activities and our business. Adverse changes in the political and economic policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could adversely affect our ability to conduct business in China. We are unable to predict the frequency and scope of such policy changes, any of which could materially and adversely affect our liquidity, access to capital and our ability to conduct business in China. Any failure on our part to comply with changing government regulations and policies could result in the loss of our ability to manufacture and develop our product candidates in China.

We rely on third parties to conduct our non-clinical studies and our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize our current product candidates or any future products, on a timely basis or at all, and our financial condition will be adversely affected.

We do not have the ability to independently conduct non-clinical studies and clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as contract research organizations or clinical research organizations, to conduct non-clinical studies and clinical trials on our product candidates. The third parties with whom we contract for execution of our non-clinical studies and clinical trials play a significant role in the conduct of these studies and trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs.

Although we rely on third parties to conduct our non-clinical studies and clinical trials, we remain responsible for ensuring that each of our non-clinical studies and clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA, EMA and other foreign regulatory authorities require us to comply with regulations and standards, including regulations commonly referred to as good clinical practices (“GCPs”), for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in clinical trials.

In addition, the execution of non-clinical studies and clinical trials, and the subsequent compilation and analyses of the data produced, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. Under certain circumstances, these third parties may be able to terminate their agreements with us upon short notice. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or GCPs, or for any other reason, we may need to enter into new arrangements with alternative third parties, which could be difficult, costly or impossible, and our clinical trials may be extended, delayed or terminated or may need to be repeated. If any of the foregoing were to occur, we may not be able to obtain, on a timely basis or at all, regulatory approval for or to commercialize the product candidate being tested in such trials, and as a result, our financial condition will be adversely affected.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor or other third party will discover them or that our trade secrets will be misappropriated or disclosed.

Because we currently rely on third parties to manufacture elraglusib and to perform quality testing, we must, at times, share our proprietary technology and confidential information, including trade secrets, with them. We seek to protect our proprietary technology, in part, by entering into confidentiality and non-disclosure agreements, and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors or other third parties, are intentionally or inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets and despite our efforts to protect our trade secrets, a competitor’s or other third party’s discovery of our proprietary technology and confidential information or other unauthorized use or disclosure of such technology or information would impair our competitive position and may have a material adverse effect on our business, financial condition, results of operations and prospects.

Corporate, non-profit, and academic collaborators may take actions (including lack of effective actions) to delay, prevent, or undermine the success of our products. We may continue to seek new collaborations or alliances in the future with respect to elraglusib or any future product candidates, but we may be unable to do so or to realize the potential benefits of such transactions, which may cause us to alter or delay our development and commercialization plans.

Our operating and financial strategy for the development, clinical testing, manufacture, and commercialization of product candidates is heavily dependent on us entering into collaborations with corporations, non-profit organizations, academic institutions, licensors, licensees, and other parties. There can be no assurance that we will be successful in establishing such collaborations. Current and future collaborations are and may be terminable at the sole discretion of the collaborator. The activities of any collaborator will not be within our direct control and may not be in our power to influence. There can be no assurance that any collaborator will perform its obligations to our satisfaction or at all; that we will derive any revenue, profits, or benefit from such collaborations; or that any collaborator will not compete with us. If any collaboration is not pursued, we may require substantially greater capital to undertake development and commercialization of our proposed products, and we may not be able to develop and commercialize such products effectively, if at all. In addition, a lack of development and commercialization collaborations may lead to significant delays in introducing proposed products into certain markets and/or reduced sales of proposed products in such markets.

We also face significant competition in seeking appropriate strategic partners, and the negotiation process can be time-consuming, costly and complex. Even if we are successful in our efforts to establish or maintain such collaborations, the terms that we agree upon may not be favorable to us. As a result, we may need to relinquish valuable rights to our future revenue streams, research programs, intellectual property, elraglusib or any future product candidates, or grant licenses on terms that may not be favorable to us, as part of any such arrangement, and such arrangements may restrict us from entering into additional agreements with other potential collaborators. In addition, our current collaborations limit, and potential future collaborations may limit, our control over the amount and timing of resources that our collaborators will dedicate to the development or commercialization of elraglusib or any future product candidates. Our ability to generate revenue from these arrangements will depend on any current or future collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot be certain that, following a collaboration, license, or strategic transaction, we will achieve an economic benefit that justifies such transaction, and such transaction may not yield additional development product candidates for our pipeline. Furthermore, we may not be able to maintain such collaborations if, for example, the development or approval of elraglusib or any future product candidate is delayed, the safety of any such product candidate is questioned, or the sales of elraglusib, if approved, or an approved future product candidate, are unsatisfactory.

In addition, our current collaborations are, and potential future collaborations may be, terminable by our strategic partners, and we may not be able to adequately protect our rights under these agreements. Furthermore, strategic partners may negotiate for certain rights to control decisions regarding the development and, if approved, commercialization of elraglusib or any future product candidates, and may not conduct those activities in the same manner as we do. Any termination of collaborations we enter into in the future, or any delay in entering into collaborations related to elraglusib or any future product candidates, could delay the development and, if approved, commercialization of such product candidates, and reduce their competitiveness if they reach the market, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Data provided by collaborators and other parties upon which we rely have not been independently verified and could turn out to be inaccurate, misleading, or incomplete.

We rely on third-party vendors, scientists, clinical trial investigators, and collaborators to provide us with significant data and other information related to our projects, clinical trials, and business. We do not independently verify or audit all of such data (including possibly material portions thereof). As a result, such data may be inaccurate, misleading, or incomplete.

In certain cases, we may need to rely on a single supplier for a particular manufacturing material or service, and any interruption in or termination of service by such supplier could delay or disrupt the commercialization of our products.

We rely on third-party suppliers for the materials used to manufacture our compounds. We currently have a sole source manufacturer for the DS for elraglusib, and, while we believe that a suitable alternative vendor would be available if needed, some of these materials may at times only be available from one supplier. Any interruption in or termination of service by such single source suppliers could result in a delay or disruption in manufacturing until we locate an alternative source of supply, which could, among other things, adversely impact our clinical trials and ability to obtain approval from the FDA for elraglusib or a future product candidate. There can be no assurance that we would be successful in locating an alternative source of supply or in negotiating acceptable terms with such prospective supplier.

We may also rely on certain third-party vendors located in China or who are owned by or are associated with certain Chinese companies to assist in non-clinical or clinical trials or provide laboratory services. It is unknown how current or future geopolitical relationships with China or specific Chinese-owned or associated vendors may affect our ability to complete our non-clinical or clinical trials.

We do not currently, but may in the future, rely upon one or more companies located in China, or are owned or operated by Chinese companies to provide non-clinical or clinical trial support services. If so, the process of changing these vendors could have an adverse impact on our current clinical development programs if they were no longer permitted to provide services or products due to geopolitical pressures, including legislative activities or executive orders aimed at prohibiting certain Chinese or Chinese-owned biotechnology companies from engaging in biotechnology or biopharmaceutical research activities. We could experience delays in finding suitable replacement service providers located outside China or not otherwise owned by or associated with Chinese companies, which could have a material adverse effect on our development activities and our business. We are unable to predict whether or when proposed legislative or executive actions would be effective, and whether such changes would materially and adversely affect our liquidity, access to capital and our ability to conduct business. Any failure on our part to comply with changing government regulations and policies could result in the loss of our ability to manufacture and develop our product candidates.

Risks Related to Commercialization of Elraglusib and any Future Product Candidates

We have a limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our prospects and likelihood of success.

We are a clinical-stage biopharmaceutical company with a limited operating history. We were originally incorporated in 2015, have no products approved for commercial sale and have not generated any revenue to date. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing clinical trials and research and development of our product candidates. Our approach to the research and development of product candidates is unproven, and we do not know whether we will be able to develop any products of commercial value. In addition, our lead product candidate, elraglusib, will require substantial additional development and clinical research time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have not yet demonstrated the ability to progress any product candidate beyond Phase 2 clinical trials, obtain regulatory approvals, manufacture products at commercial scale or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields. Consequently, we have no meaningful history of operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products.

Even if we receive regulatory approval for elraglusib or any future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense.

Any regulatory approvals that we may receive for elraglusib or any future product candidates will require the submission of reports to regulatory authorities, subject us to surveillance to monitor the safety and efficacy of the product, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS as a condition of approval of elraglusib or any future product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

In addition, if the FDA or a comparable foreign regulatory authority approves elraglusib or any future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCP requirements for any clinical trials that we conduct post-approval. Manufacturers of approved products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. Failure to comply with regulatory requirements or later discovery of previously unknown problems with our products, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, may result in, among other things:

•	restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;
•	restrictions on product distribution or use, or requirements to conduct post-marketing studies or clinical trials;
•	restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;
•	fines, restitutions, disgorgement of profits or revenue, warning letters, untitled letters, adverse publicity requirements or holds on clinical trials;
•	refusal by the FDA or other regulatory authorities to approve pending applications or supplements to approved applications submitted by us or suspension or revocation of approvals;
•	product seizure or detention, or refusal to permit the import or export of our products; and
•	injunctions and the imposition of civil or criminal penalties.

The occurrence of any event or penalty described above may inhibit our ability to commercialize elraglusib or any future product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be promulgated that could prevent, limit or delay marketing authorization of elraglusib or any future product candidates. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as elraglusib or any future product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we receive regulatory approval for elraglusib or any future product candidates, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The government has also required companies to enter into consent decrees or imposed permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of elraglusib or any future product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Our business is highly dependent on the success of our lead product candidate, elraglusib, and any other future product candidates that we advance into clinical development. All of our product candidates will require significant additional clinical and preclinical development before we can seek regulatory approval for and launch a product commercially.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We have one clinical product candidate, elraglusib, in clinical development. Because elraglusib is our only product candidate, if elraglusib encounters safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed. For each product candidate, we must demonstrate its safety and efficacy in humans, obtain regulatory approval in one or more jurisdictions, obtain manufacturing supply, capacity and expertise, and substantially invest in marketing efforts before we will be able to generate any revenue from such product candidate. These efforts will require substantial investment, and we may not have the financial resources to continue development of our product candidates.

We may experience setbacks that could delay or prevent regulatory approval of, or our ability to commercialize, our product candidates, including:

•	negative or inconclusive results from our clinical trials or preclinical studies or the clinical trials or preclinical studies of others for product candidates similar to ours, leading to a decision or requirement to conduct additional clinical trials or preclinical studies or to abandon a program;
•	drug-related side effects experienced by subjects in our clinical trials or by individuals using drugs or therapeutics similar to our product candidates;
•	delays in submitting Investigational New Drug applications, or INDs, or comparable foreign regulatory applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
•	conditions imposed by FDA or comparable foreign authorities regarding the scope or design of our clinical trials or our drug development strategy;
•	delays in enrolling subjects in clinical trials;
•	high drop-out rates of subjects from clinical trials;
•	inadequate or delayed supply or quality of product candidates or other materials necessary for the conduct of our clinical trials;
•	greater than anticipated clinical trial costs;
•	inability to compete with other therapies;
•	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;
•	failure of our third-party manufacturers, contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
•	delays in obtaining any pre-market inspections required by FDA or other regulatory agencies;
•	delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology in particular; or
•	varying interpretations of data by FDA and similar foreign regulatory agencies.

We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and our manufacturing, marketing, distribution and sales efforts or that of any future collaborator.

Our product development efforts are at an early stage. We have not yet undertaken any marketing efforts, and there can be no assurance that future anticipated market testing and analyses will validate our marketing strategy. We may need to modify the products, or we may not be successful in either developing or marketing those products.

As a company, we have not completed the development or clinical trials of any product candidates and, accordingly, have not yet begun to market or generate revenue from the commercialization of any products. Obtaining approvals of these product candidates will require substantial additional research and development as well as costly clinical trials. There can be no assurance that we will successfully complete the development of our product candidates or successfully market them. We may encounter problems and delays relating to research and development, regulatory approval, intellectual property rights of product candidates, or other factors. There can be no assurance that our development programs will be successful, that our product candidates will prove to be safe and effective in or after clinical trials, that the necessary regulatory approvals for any product candidates will be obtained, or, even if obtained, will be as broad as sought or will be maintained for any period thereafter, that patents will issue on our patent applications, that any intellectual property protections we secure will be adequate, or that our collaboration arrangements will not diminish the value of our intellectual property through licensing or other arrangements.

Furthermore, elraglusib and any future product candidates may not be commercially successful. Even if elraglusib or any future product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors, or the medical community. The commercial success of elraglusib or any future product candidates will depend significantly on the broad adoption and use of the resulting product by these individuals and organizations for approved indications, and there can be no assurance that competitive products will not perform better and/or be marketed more successfully. Additionally, there can be no assurances that any future market testing and analyses will validate our marketing strategies. We may need to seek to modify the product labels through additional studies in order to be able to market them successfully to reach their commercial potential. If elraglusib or any future product candidates is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors or patients, we may not generate sufficient revenue from that product and may not become or remain profitable. Our efforts to educate the medical community and third-party payors regarding the benefits of our products may require significant resources and may never be successful.

We currently have no marketing and sales organization and have no experience as a company in commercializing products, and we may need to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market, sell and distribute our products, we may not be able to generate product revenue.

We have no internal sales, marketing or distribution capabilities, nor have we ever commercialized a product. If elraglusib or any future product candidate ultimately receives regulatory approval, we must build a marketing and sales organization with technical expertise and supporting distribution capabilities to commercialize each such product in major markets, which will be expensive and time consuming, or collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. For example, if elraglusib is approved, we will need to scale up a cost-effective and reliable cold chain distribution and logistics network, which we may be unable to accomplish and which will require us to rely on third-party distributors. Failure to scale up our cold chain supply logistics, by us or third parties, could in the future lead to additional manufacturing costs and delays in our ability to supply required quantities for commercial supply.

We have no prior experience as a company with the marketing, sale or distribution of biopharmaceutical products and there are significant risks involved in the building and managing of a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to and develop appropriate compliance programs for sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms, or at all. In addition, our product revenue and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute any products that we develop ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we are not successful in commercializing our products, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue and we would incur significant additional losses.

If we are unable to establish relationships with licensees or collaborators to carry out sales, marketing, and distribution functions or to create effective marketing, sales, and distribution capabilities, we will be unable to market our products successfully.

Our business strategy may include selling product candidates, out-licensing product candidates to or collaborating with larger firms with experience in marketing and selling pharmaceutical products. There can be no assurance that we will successfully be able to establish marketing, sales, or distribution relationships with any third-party, that such relationships, if established, will be successful, or that we will be successful in gaining market acceptance for any products we might develop. To the extent that we enter into any marketing, sales, or distribution arrangements with third parties, our product revenues per unit sold are expected to be lower than if we marketed, sold, and distributed our products directly, and any revenues we receive will depend upon the efforts of such third parties.

The successful commercialization of elraglusib or any future product candidates, if approved, will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and favorable pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our products could limit our ability to market those products and decrease our ability to generate revenue.

The availability of coverage and the adequacy of reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as elraglusib or any future product candidates, if approved. Our ability to achieve coverage and acceptable levels of reimbursement for our products by third-party payors will have an effect on our ability to successfully commercialize those products. Accordingly, we will need to successfully implement a coverage and reimbursement strategy for any approved product candidate. Even if we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high.

If we participate in the Medicaid Drug Rebate Program or other governmental pricing programs, in certain circumstances, our products would be subject to ceiling prices set by such programs, which could reduce the revenue we may generate from any such products. Participation in such programs would also expose us to the risk of significant civil monetary penalties, sanctions and fines should we be found to be in violation of any applicable obligations thereunder.

Third-party payors increasingly are challenging prices charged for biopharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs when an equivalent generic drug or a less expensive therapy is available. It is possible that a third-party payor may consider our products as substitutable and offer to reimburse patients only for the less expensive product. Even if we are successful in demonstrating improved efficacy or improved convenience of administration with our products, pricing of existing drugs may limit the amount we will be able to charge for our products. These payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our products and may not be able to obtain a satisfactory financial return on products that we may develop.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs will be covered. Some third-party payors may require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who use such therapies. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for elraglusib or any future product candidates.

Obtaining and maintaining reimbursement status is time-consuming, costly and uncertain. The Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs. However, no uniform policy for coverage and reimbursement for products exists among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, and, in some cases, at short notice, and we believe that changes in these rules and regulations are likely. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization.

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other countries has and will continue to put pressure on the pricing and usage of elraglusib or any future product candidates, if approved in these jurisdictions. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our products. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our products. We expect to experience pricing pressures in connection with the sale of any of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, and prescription drugs, surgical procedures and other treatments in particular, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. See the section titled “Risk Factors - Risks Related to Our Business Operations and Industry - Current and future healthcare reform legislation or regulation may increase the difficulty and cost for us to obtain coverage for and commercialize elraglusib or any future product candidates and may adversely affect the prices we may set” for additional related information.

If we obtain FDA approval for any of our product candidates, we will be subject to various federal and state fraud and abuse laws; these laws may impact, among other things, our proposed sales, marketing and education programs. Fraud and abuse laws are expected to increase in breadth and in detail, which will likely increase our operating costs and the complexity of our programs to ensure compliance with such enhanced laws.

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers, distributors, or other business partners, subject to various federal and state fraud and abuse laws, including, without limitation, anti-kickback statutes and false claims statutes which may increase our operating costs. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct business.

If our operations are found to be in violation of any of the federal and state fraud and abuse laws or any other governmental regulations that apply to us, we may be subject to criminal actions and significant civil monetary penalties, which would adversely affect our ability to operate our business and our results of operations.

If our operations are found to be in violation of any of the federal and state fraud and abuse laws, including, without limitation, anti-kickback statutes and false claims statutes or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government healthcare programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our product candidates are ultimately sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

Risks Related to Our Intellectual Property

If we and our third-party licensors do not obtain and preserve protection for our respective intellectual property rights, our competitors may be able to take advantage of our (and our licensors’) development efforts to develop competing drugs.

We rely, and may in the future rely, upon a combination of patent, trade secret and trademark protection for elraglusib and any future product candidates and proprietary technologies to prevent third parties from exploiting our achievements, thus eroding our competitive position in our market. These legal measures afford only limited protection, and competitors or others may gain access to or use our intellectual property and proprietary information to our detriment. Our commercial success will depend in part on our ability to obtain, maintain, expand, enforce, and defend the scope, ownership or control, validity and enforceability of our intellectual property protection in the United States and other countries with respect to elraglusib and any future product candidates and other proprietary technologies we may develop. We may also seek to protect our proprietary position by acquiring or in-licensing relevant issued patents or pending patent applications from third parties. We have licensed patents on the original composition of matter patents covering elraglusib from UIC. In addition, we own and have filed several new composition of matter patent applications that cover elraglusib polymorphs, which expire in 2038, with possibility for patent term extensions (“PTEs”).

The patent process is subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in obtaining and defending patents. These risks and uncertainties include without limitation the following:

•	patents that may be issued or licensed may be challenged, invalidated, or circumvented; or may not provide any competitive advantage for other reasons;
•	our licensors may terminate or breach our existing or future license agreements, thereby reducing or preventing our ability to exclude competition; termination of such license agreements may also subject us to risk of patent infringement of patents to which we no longer have a license;
•	our competitors, many of whom have substantially greater resources than we do and have made significant investments in competing technologies, may seek, or may already have obtained, patents that will limit, interfere with, or eliminate our ability to make, use, and sell our potential products either in the United States or in international markets;
•	intellectual property rights may subject to the risk of U.S. government ‘march-in’ rights under the Bayh-Dole Act. This legislation allows the federal government to intervene and grant licenses to third parties or take ownership of patents developed from federally funded research if it determines that such action is necessary to meet public health or safety needs, or if we fail to meet the requirements of the Act. Such government action could limit our exclusive rights, potentially reducing the commercial value of our potential products;
•	as a matter of public policy regarding worldwide health concerns, there may be significant pressure on the U.S. government and other international governmental bodies to limit the scope of domestic and international patent protection for cancer treatments that prove successful; and
•	countries other than the United States may have less restrictive patent laws than those upheld by the U.S. courts; therefore, non-U.S. competitors could exploit these laws to create, develop, and market competing products. In some countries, the legal compliance with pharmaceutical patents, patent applications and other intellectual property regulations is very weak or actively evaded in some cases with government aid.

In addition, the U.S. Patent and Trademark Office (“USPTO”) and patent offices in other jurisdictions have often required that patent applications concerning pharmaceutical and/or biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting their scope of protection against competitive challenges. Thus, even if we or our licensors are able to obtain patents, the patents may be substantially narrower than anticipated.

If we permit our patents to lapse or expire, we will not be protected and will have less of a competitive advantage. The value of our products may be greatly reduced if this occurs.

Our patents expire at different times and are subject to the laws of multiple countries. Some of our patents are currently near expiration and we may pursue PTEs for these where appropriate.

In addition to patents, we also rely on trade secrets and proprietary know-how. While we take measures to protect this information by entering into confidentiality and invention agreements with our consultants and collaborators, we cannot provide any assurances that these agreements will be fully enforceable and will not be breached, that we will be able to protect ourselves from the harmful effects of disclosure if they are not fully enforceable or are breached, that any remedy for a breach will adequately compensate us, that these agreements will achieve their intended aims, or that our trade secrets will not otherwise become known or be independently discovered by competitors. If any of these events for which we cannot provide assurances occurs, or we otherwise lose protection for our trade secrets or proprietary know-how, the value of this information may be greatly reduced.

The patent protection we obtain and preserve for our product candidates may not be sufficient to provide us with any competitive advantage.

We may be subject to competition despite the existence of intellectual property we license or own. We can give no assurances that our intellectual property claims will be sufficient to prevent third parties from designing around patents we own or license and developing and commercializing competitive products. The existence of competitive products that avoid our intellectual property could materially adversely affect our operating results and financial condition. Furthermore, limitations, or perceived limitations, in our intellectual property may impact our ability to maintain a competitive edge in the market. While we hold patents and licenses, there’s no guarantee that they will fully protect us from competitors who find ways to work around our intellectual property. If other companies create products that avoid infringing on our patents, it could significantly affect our financial performance.

Intellectual property disputes could require us to spend time and money to address such disputes and could limit our intellectual property rights.

The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our current and future patent applications may not result in patents being issued. Any issued patents may not afford sufficient protection of elraglusib or any future product candidates or their intended uses against competitors, nor can there be any assurance that the issued patents will not be infringed, designed around, invalidated by third parties, or effectively prevent others from commercializing competitive technologies, products or elraglusib or any future product candidates. Further, even if these patents are granted, they may be difficult to enforce. Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, information disclosure, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated if we fail to comply with these requirements. In the event we experience noncompliance events that cannot be corrected, and we lose our patent rights, competitors could enter the market, which would have a material adverse effect on our business.

The biopharmaceutical industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies have employed intellectual property litigation and USPTO post-grant proceedings to gain a competitive advantage. We may become subject to infringement claims or litigation arising out of patents and pending applications of our competitors, or additional interference proceedings declared by the USPTO to determine the priority and patentability of inventions. The defense and prosecution of intellectual property suits, USPTO proceedings, and related legal and administrative proceedings are costly and time-consuming to pursue, and their outcome is uncertain. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description or non-enablement. In addition, patent validity challenges may, under certain circumstances, be based upon non-statutory obviousness-type double patenting, which, if successful, could result in a finding that the claims are invalid for obviousness-type double patenting or the loss of patent term, including a patent term adjustment granted by the USPTO. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Litigation may be necessary to enforce our issued patents, to protect our trade secrets and know-how, or to determine the enforceability, scope, and validity of the proprietary rights of others. An adverse determination in litigation or USPTO post-grant and interference proceedings to which we may become a party could subject us to significant liabilities, require us to obtain licenses from third parties, or restrict or prevent us from selling our products in certain markets. Even if a given patent or intellectual property dispute were settled through licensing or similar arrangements, our costs associated with such arrangements may be substantial and could include the payment by us of large, fixed payments and ongoing royalties. Furthermore, the necessary licenses may not be available on satisfactory terms or at all. Even where we have meritorious claims or defenses, the costs of litigation may prevent us from pursuing these claims or defenses and/or may require extensive financial and personnel resources to pursue these claims or defenses. In addition, it is possible there may be defects of form in our current and future patents that could result in our inability to defend the intended claims. Intellectual property disputes arising from the aforementioned factors, or other factors, may materially harm our business.

We may not be able to enforce our intellectual property rights throughout the world.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to life sciences. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit.

Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business. Furthermore, while we intend to protect our intellectual property rights in our expected significant markets, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market elraglusib or any future products. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain and enforce adequate intellectual property protection for our products and technology.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patent protection, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them. Despite these efforts, these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States, including in foreign jurisdictions, are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Changes to the patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Changes in either the patent laws or their interpretation in the United States and other jurisdictions may diminish our ability to protect our intellectual property, obtain, maintain, expand, enforce and defend our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our protection. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity. We cannot predict whether the patent applications we currently or may in the future pursue or may in-license will issue as patents in any particular jurisdiction, whether the claims of any issued patents will provide sufficient protection against competitors or other third parties, or if these patents are challenged by our competitors, whether the patents will be found to be invalid, unenforceable, or not infringed or not owned or controlled by us. The patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, maintain, enforce, defend or license all necessary or desirable patent applications or patents at a reasonable cost or in a timely manner or in all jurisdictions. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time consuming and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on future actions by the U.S. Congress, the federal courts and the USPTO, as well as other jurisdictions around the world, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.

Patent terms may be inadequate to protect the competitive position of elraglusib or any future product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional or international patent application filing date. The patent term of a U.S. patent may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent.

Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering elraglusib or any future product candidates are obtained, once the patent has expired, we may be vulnerable to competition from competitive products, including generics. Given the amount of time required for the development, testing and regulatory review of elraglusib or any future product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized.

In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a PTE of up to five years beyond the normal expiration of the patent to compensate patent owners for loss of enforceable patent term due to the lengthy regulatory approval process. A PTE grant cannot extend the remaining term of a patent beyond a total of 14 years from the date of the product approval. Further, PTE may only be applied once per product, and only with respect to an approved indication - in other words, only one patent (for example, covering the product itself, an approved use of said product, or a method of manufacturing said product) can be extended by PTE. We anticipate applying for PTE in the United States. Similar extensions may be available in other countries where we are prosecuting patents, and we likewise anticipate applying for such extensions.

The granting of such PTEs is not guaranteed and is subject to numerous requirements. We might not be granted an extension because of, for example, failure to apply within applicable periods, failure to apply prior to the expiration of relevant patents or otherwise failure to satisfy any of the numerous applicable requirements. In addition, to the extent we wish to pursue PTE based on a patent that we in-license from a third party, we would need the cooperation of that third party. Moreover, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to obtain approval of competing products following our patent expiration by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. If this were to occur, it could have a material adverse effect on our ability to generate revenue.

If we fail to comply with our obligations under any license, collaboration or other intellectual property-related agreements, we may be required to pay damages and could lose intellectual property rights that may be necessary for developing, commercializing and protecting our current or future technologies or drug candidates or we could lose certain rights to grant sublicenses.

Any license, collaboration or other intellectual property-related agreements impose, and any future license, collaboration or other intellectual property-related agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license. In spite of our best efforts, any of our future licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize products and technologies covered by these license agreements. Any license agreements we enter into may be complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may seek to obtain licenses from licensors in the future, however, we may be unable to obtain any such licenses at a reasonable cost or on reasonable terms, if at all. In addition, if any of our future licensors terminate any such license agreements, such license termination could result in our inability to develop, manufacture and sell products that are covered by the licensed technology or could enable a competitor to gain access to the licensed technology. Any of these events could have a material adverse effect on our competitive position, business, financial condition, results of operations, and ability to achieve profitability.

Furthermore, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement and defense of patents and patent applications that we license from third parties. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business. If our future licensors fail to prosecute, maintain, enforce and defend patents we may in-license, or lose rights to licensed patents or patent applications, our license rights may be reduced or eliminated. In such circumstances, our right to develop and commercialize any of our products or drug candidates that is the subject of such licensed rights could be materially adversely affected. In certain circumstances, our licensed patent rights are subject to our reimbursing our licensors for their patent prosecution and maintenance costs.

Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing, misappropriating or otherwise violating the licensor’s intellectual property rights and the amount of any damages or future royalty obligations that would result, if any such claims were successful, would depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, due to such obligations, we may be unable to achieve or maintain profitability.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We may be subject to claims that former employees, consultants, licensees, collaborators or other third parties have an interest in our patent rights, trade secrets, or other intellectual property as an inventor, co-inventor or owner of trade secrets. For example, we may have inventorship or ownership disputes arise from conflicting obligations of consultants or others who are involved in developing elraglusib or any future product candidates and other proprietary technologies we may develop. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership or our patent rights, trade secrets or other intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as ownership of, or the right to use intellectual property that is important to elraglusib or any future product candidates and other proprietary technologies we may develop. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse impact on the success of our business.

Our commercial success depends, in part, upon our ability or the ability of any of our future collaborators to develop, manufacture, market and sell our current or any future drug candidates and to use our proprietary technologies without infringing, misappropriating or otherwise violating the proprietary and intellectual property rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights.

We or any of our future licensors or strategic partners, may be party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current or any potential future drug candidates and technologies, including derivation, reexamination, inter partes review, post-grant review or interference proceedings before the USPTO and similar proceedings in jurisdictions outside of the United States such as opposition proceedings. If we or our licensors or strategic partners are unsuccessful in any interference proceedings or other priority or validity disputes (including through any patent oppositions) to which we or they are subject, we may lose valuable intellectual property rights through the loss of one or more patents or our patent claims may be narrowed, invalidated, or held unenforceable. In some instances, we may be required to indemnify our licensors or strategic partners for the costs associated with any such adversarial proceedings or litigation. Third parties may also assert infringement, misappropriation or other claims against us, our licensors or our strategic partners based on existing patents or patents that may be granted in the future, as well as other intellectual property rights, regardless of their merit. There is a risk that third parties may choose to engage in litigation or other adversarial proceedings with us, our licensors or our strategic partners to enforce or otherwise assert their patent rights or other intellectual property rights. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents and other intellectual property rights are valid, enforceable and infringed, which could have a material adverse impact on our ability to utilize our developed technologies or to commercialize our current or any future drug candidates deemed to be infringing. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity by presenting clear and convincing evidence of invalidity. There is no assurance that a court of competent jurisdiction, even if presented with evidence we believe to be clear and convincing, will agree with our position on the validity of any U.S. patent.

Intellectual property rights of third parties could adversely affect our ability to commercialize our current or future technologies or drug candidates, and we might be required to litigate or obtain licenses from third parties to develop or market our current or future technologies or drug candidates, which may not be available on commercially reasonable terms, or at all.

There are numerous companies that have pending patent applications and issued patents broadly covering small molecules directed against the same targets as, or targets similar to, those we are pursuing. Our competitive position may materially suffer if patents issued to third parties or other third-party intellectual property rights cover our current or future technologies, drug candidates or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize current or future technologies or drug candidates unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property rights concerned, or enter into a license agreement with the intellectual property rights holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our current or future technologies or drug candidates. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our current or future technologies or drug candidates.

Should such an infringement claim be successfully brought, we may be required to pay substantial damages or be forced to abandon our current or future technologies or drug candidates or to seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all. Third-party intellectual property rights holders may also actively bring infringement, misappropriation or other claims alleging violations of intellectual property rights against us. We cannot guarantee that we will be able to successfully settle or otherwise resolve such claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or to continue costly, unpredictable and time-consuming litigation and may be prevented from, or experience substantial delays in, marketing our drug candidates. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any of our current or future technologies or drug candidates that are held to be infringing, misappropriating or otherwise violating third-party intellectual property rights. We might, if possible, also be forced to redesign current or future technologies or drug candidates so that we no longer infringe, misappropriate or violate the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business, which could have a material adverse effect on our financial condition and results of operations.

We may be subject to claims that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Some of our employees, consultants and advisors are currently or were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our management.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations and prospects.

Some intellectual property which we own or have licensed, or which may acquire or license in the future, may have been, or may be, discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements, and a preference for United States industry. Compliance with such regulations may limit our exclusive rights, subject us to expenditure of resources with respect to reporting requirements and limit our ability to contract with non-U.S. manufacturers.

Some of the intellectual property rights we own or have licensed, or which we may acquire or license in the future, have been or may be generated using U.S. government funding and may therefore be subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future products and product candidates pursuant to the Bayh-Dole Act of 1980. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title to these inventions in any country in which a patent application is not filed within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced using the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property and such requirement may be subject to interpretation as to compliance with the notion that a product is “substantially” manufactured in the United States when components are sourced elsewhere and finally assembled or formulated within the United States. Any exercise by the government of any of the foregoing rights, or breach by us with respect to our obligations to comply with applicable requirements, could harm our competitive position, business, financial condition, results of operations and prospects.

Risks Related to Our Business Operations and Industry

If we lose key management leadership, and/or scientific personnel, and if we cannot recruit qualified employees, managers, directors, officers, or other significant personnel, we may experience program delays and increases in compensation costs, and our business may be materially disrupted.

Our future success is highly dependent on the continued service of principal members of our management, leadership, and scientific personnel, who are able to terminate their employment with us at any time and may be able to compete with us. The loss of any of our key management, leadership, or scientific personnel including, in particular, Daniel M, Schmitt, our President and CEO, and Andrew P. Mazar, our Chief Operating Officer, could materially disrupt our business and materially delay or prevent the successful product development and commercialization of our product candidates. We have employment agreements with Mr. Schmitt and Dr. Mazar which have no term but are for at-will employment, meaning the executives have the ability to terminate their employment at any time.

Our Chief Financial Officer, Paul Lytle, was appointed in February 2024 and had been providing such services as a consultant rather than as a full-time employee, following his consulting engagement to assist with our finance and accounting matters from December 20, 2023. We have entered into an employment agreement with Mr. Lytle under which he became a full-time employee effective June 1, 2024. In addition, Mr. Lytle is also co-founder of a private biopharmaceutical company, where he currently also serves as its chief financial officer, as well as a co-founder of a public development-stage biotechnology company, where he currently serves on its board of directors and as its executive vice president, chief financial officer. While we believe that Mr. Lytle will devote adequate time to our business to perform the role and duties of our chief financial officer, we cannot guarantee that he will continue to do so in the future. Additionally, while we do not believe that Mr. Lytle currently faces any conflicts of interest, including conflicts in allocating time to our business, Mr. Lytle may face conflicts of interest in the future. If Mr. Lytle cannot devote adequate time to us to fulfill his role and duties as chief financial officer or if any conflicts of interest arise, it could have a material adverse impact on our operations.

Our future success will also depend on our continuing ability to identify, hire, and retain highly skilled personnel for all areas of the organization. Competition in the biopharmaceutical industry for scientifically and technically qualified personnel is intense, and we may be unsuccessful in identifying, hiring, and retaining qualified personnel. Our continued requirement to identify, hire, and retain highly competent personnel may cause our compensation costs to increase materially. As of December 31, 2023, we had 6 full-time employees and as of June 30, 2024, we had 11 full-time employees. As our clinical development and commercialization plans and strategies develop, we will need to expand our managerial, clinical, regulatory, sales, marketing, financial, development, manufacturing and legal capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future growth would impose significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, maintaining and motivating additional employees;
•	managing our development and commercialization efforts effectively, while complying with our contractual obligations to contractors and other third parties; and
•	improving our operational, financial and management controls, reporting systems and procedures.

Our ability to continue to develop and, if approved, commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth. Our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including contract manufacturers and companies focused on research and development activities. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality, accuracy or quantity of the services provided is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain, or may be substantially delayed in obtaining, regulatory approval of our product candidates or otherwise advance our business.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The development and commercialization of new drug products is highly competitive. We may face competition with respect to any product candidates that we seek to develop or commercialize in the future from major biopharmaceutical companies, specialty biopharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing, and commercialization.

A highly effective treatment for cancer is a desirable target for the pharma industry. There is significant activity in this space. Although none of the active pharmaceutical ingredients in current clinical trials are directed toward the mechanism of action of elraglusib, there can be no assurance that a large biopharmaceutical or biotechnology company will not pursue the commercialization or development of products competitive with elraglusib in the future. Many of these potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do.

Mergers and acquisitions in the biopharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our potential competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, more convenient, or less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, products or technologies developed by our competitors may render our potential product candidates uneconomical or obsolete and we may not be successful in marketing any product candidates we may develop against competitors. The availability of competitive products could limit the demand, and the price we are able to charge, for any products that we may develop and commercialize.

As a recently established entity, we have a limited operating history.

We have engaged exclusively in licensing rights to product candidates and entering into collaboration agreements with respect to key services or technologies for our drug product development, and have not received any governmental approvals, brought any product to market, manufactured products in clinical or commercial quantities or sold any pharmaceutical products. As a company we have limited experience in negotiating, establishing, and maintaining strategic relationships, conducting clinical trials, and managing the regulatory approval process, all of which will be necessary if we are to be successful. Our lack of experience in these critical areas makes it difficult for a prospective investor to evaluate our abilities and increases the risk that we will fail to successfully execute our strategies.

Furthermore, if our business grows rapidly, our operational, managerial, legal, and financial resources will be strained. Our development will require continued improvement and expansion of our management team and our operational, managerial, legal, and financial systems and controls.

In the normal course of business, we have evaluated and expect to evaluate potential acquisitions and/or licenses of patents, compounds, and technologies that our management believes could complement or expand our business. We have a limited history of conducting acquisitions and negotiating and acquiring licenses. In the event that we identify an acquisition or license candidate we find attractive, there is no assurance that we will be successful in negotiating an agreement to acquire or license, or in financing or profitably exploiting, such patents, compounds, or technologies. Furthermore, such an acquisition or license could divert management time and resources away from other activities that would further our current business development.

We may be subject to various U.S. federal, state and foreign healthcare laws and regulations, which could increase compliance costs, and our failure to comply with these laws and regulations could harm our reputation, subject us to significant fines and liability or otherwise adversely affect our business.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers expose us to broadly applicable foreign, federal and state fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any products for which we obtain regulatory approval. Such laws include:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration (including any kickback, bribe or certain rebates), directly or indirectly, overtly or covertly, in cash or in kind, in return for, either the referral of an individual or the purchase, lease, or order, or arranging for or recommending the purchase, lease, or order of any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation;
•	the federal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making or causing to be made a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
•	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•	the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants and certified nurse-midwives), and teaching hospitals and other healthcare providers, as well as ownership and investment interests held by physicians and their immediate family members; and
•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws require biopharmaceutical companies to comply with the biopharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; some state laws that require biopharmaceutical companies to report information on the pricing of certain drug products; and some state and local laws that require the registration or pharmaceutical sales representatives.

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare and privacy laws and regulations will involve ongoing substantial costs. It is possible that governmental authorities will conclude that our business practices, including certain consulting agreements and advisory board agreements we have entered into with physicians who are paid, in part, in the form of stock or stock options, may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. Due to the breadth of these laws, the narrowness of statutory exceptions and regulatory safe harbors available, and the range of interpretations to which they are subject, it is possible that some of our current or future practices might be challenged under one or more of these laws. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government-funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations. Defending against any such actions can be costly and time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business are found not to be in compliance with applicable laws or regulations, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

We are an emerging growth company and a smaller reporting company, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of the IPO. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer”, as defined under the Exchange Act, our annual gross revenue exceeds $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”);
•	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, unless the SEC determines the new rules are necessary for protecting the public;
•	reduced disclosure obligations regarding executive compensation; and
•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We have taken advantage of reduced reporting burdens in this Report. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We have irrevocably elected to avail ourselves of this exemption and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley.

We are also a smaller reporting company as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Competition and technological change may make our product candidates less competitive or obsolete.

The biopharmaceutical industry is subject to rapid technological change. We have many potential competitors, including major drug and chemical companies, specialized biopharmaceutical firms, universities and other research institutions. These companies, firms, and other institutions may develop products that are more effective than our product candidates or that would make our product candidates less competitive or obsolete. Many of these companies, firms, and other institutions have greater financial resources than us and may be better able to withstand and respond to adverse market conditions within the biopharmaceutical industry, including without limitation the lengthy regulatory approval process for product candidates.

We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

From time to time, we may consider strategic transactions, such as acquisitions of companies, asset purchases, and out-licensing or in-licensing of products, product candidates or technologies. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

•	exposure to unknown liabilities;
•	disruption of our business and diversion of our management’s time and attention in order to develop acquired products, product candidates or technologies;
•	incurrence of substantial debt or dilutive issuances of equity securities to pay for acquisitions;
•	higher-than-expected acquisition and integration costs;
•	write-downs of assets, goodwill or impairment charges;
•	increased amortization expenses;
•	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;
•	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and
•	inability to retain key employees of any acquired businesses.

Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks, and could have a material adverse effect on our business, results of operations, financial condition and prospects.

If product liability lawsuits are brought against us, we may incur substantial costs to defend them and address any damages awarded, and demand for our products could be reduced as a result of such lawsuits.

The testing and marketing of medical products is subject to an inherent risk of product liability claims, including a possibility in some states for product liability claims being made based on generic copies of our drugs. While we do have liability insurance coverage, regardless of their merit or eventual outcome, product liability claims may result in:

•	withdrawal of clinical trial volunteers;
•	decreased demand for our products when approved;
•	injury to our reputation and significant, adverse media attention; and
•	potentially significant litigation costs, including without limitation, any damages awarded to the plaintiffs if we lose or settle claims.

Our information technology systems, or those of any of our service providers, may fail or suffer security incidents and other disruptions, which could result in a material disruption of our development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.

In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary and confidential business information and personal information). Our information technology systems and those of our third-party service providers, strategic partners and other contractors or consultants are vulnerable to attack, damage and interruption from computer viruses and malware (e.g. ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. In addition, attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security incidents that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any material system failure, accident or security breach to date, if any such event, whether actual or perceived, were to occur, it could impact our reputation and/or operations, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. For example, the loss of clinical trial data from clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We also rely on a third party to manufacture elraglusib, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any actual or perceived disruption or security incident affects our systems (or those of our third-party collaborators, service providers, contractors or consultants) or were to result in a loss of or accidental, unlawful or unauthorized access to, use of, release of, or other processing of personally identifiable information, or damage to, our confidential or proprietary data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development and commercialization of elraglusib or any future product candidates could be delayed, and we could be subject to significant fines, penalties or liabilities for any noncompliance to certain privacy and security laws.

We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. If our third-party vendors fail to protect their information technology systems and our confidential and proprietary information, we may be vulnerable to disruptions in service and unauthorized access to our confidential or proprietary information and we could incur liability and reputational damage. If the information technology systems of our third-party vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular categories of personally identifiable information, which could result from incidents experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Although we currently hold cybersecurity insurance, the costs related to significant security breaches or disruptions could be material and cause us to incur significant expenses.

Failure to comply with health privacy and other data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation or adverse publicity and could negatively affect our operating results and business.

We and our service providers maintain and will maintain a large quantity of sensitive and/or regulated information, including confidential business and patient health information, personal data about our employees and collaborators, and information relating to our clinical trials. The global data protection landscape is rapidly evolving, and we, our service providers and our collaborators may be affected by or subject to existing, amended, or new laws and regulations in the future, including as our operations continue to expand or if we operate in foreign jurisdictions. These laws and regulations may be subject to differing interpretations, thus creating potentially complex compliance issues for us and our service providers, strategic partners and future customers. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

In the United States, numerous federal and state laws and regulations, including federal health information privacy laws (e.g., HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”)), state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH, or other privacy and data security laws. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. State legislatures in Washington, Nevada, and Connecticut have recently enacted legislation to protect consumer health information that is not covered by HIPAA. In addition to detailed and specific requirements for the collection, use, disclosure, retention, and safeguarding of consumer health data, the Washington My Health My Data Act (“MHMDA”) (effective March 31, 2024) provides a private right of action to consumers for violations of the Act.

Our uses of personal data may also be subject to state comprehensive data privacy laws, including, without limitation, the California Consumer Privacy Act and regulations promulgated thereunder (“CCPA”), which came into effect in 2020. At the start of 2023, the CCPA was expanded in several ways, including by extending its application to employees, job applicants and business-to-business contacts in addition to consumers. The CCPA requires us to make disclosures about our data collection, use, and sharing practices with respect to personal information, and allows California residents to request access, deletion and correction of their personal data, as well as providing the right to opt out of certain data use and sharing practices. The CCPA is primarily enforced by the California Privacy Protection Agency and the California Attorney General, which have the power to seek penalties of up to $7,500 per violation. The CCPA also allows the recovery of statutory damages in the event of a data breach. Ongoing rulemaking by the California Privacy Protection Agency is likely to result in additional requirements, increasing the level of risk associated with CCPA compliance.

Several other U.S. states have also passed comprehensive data privacy laws, which are currently in effect or will take effect over the next few years. Generally, these laws apply to consumer personal data. For example, Virginia enacted the Virginia Consumer Data Protection Act, which came into effect on January 1, 2023; Colorado enacted the Colorado Privacy Act, which came into effect on July 1, 2023; Connecticut enacted the Connecticut Data Privacy Act, which came into effect on July 1, 2023; and Utah enacted the Utah Consumer Privacy Act, which came into effect on December 31, 2023. Other states have enacted similar laws that will come into effect on future dates: Texas has enacted the Texas Data Privacy and Security Act (effective July 1, 2024); Florida has enacted the Florida Digital Bill of Rights (effective July 1, 2024); Oregon has passed the Oregon Consumer Privacy Act (effective July 1, 2024); Montana has enacted the Montana Consumer Data Privacy Act (effective October 1, 2024); Iowa has enacted the Iowa Consumer Data Protection Act (effective January 1, 2025); the New Hampshire Legislature has passed the New Hampshire Privacy Act (effective January 1, 2025); Delaware has enacted the Delaware Personal Data Privacy Act (effective January 1, 2025); New Jersey has enacted New Jersey S332/A1971 (effective January 15, 2025); Tennessee has enacted the Tennessee Information Protection Act (effective July 1, 2025); and Indiana has enacted the Indiana Consumer Data Protection Act (effective January 1, 2026). Similar legislation is pending in several other states. At a high level, these comprehensive state privacy laws require us to make new disclosures about personal data collection, use, and sharing practices and to adjust or develop internal compliance measures, such as those related to personal data security, vendor contracting, personal data retention and privacy assessments. They grant certain privacy rights to consumers, including the rights to access, collect and delete personal data. Consumers also have opt-in and opt-out rights that vary based on the applicable state law and the type of personal data, but broadly include the ability to tell a company not to use personal data for targeted advertising or not to sell personal data, which can include sales for monetary or other valuable consideration in most states. These state comprehensive privacy laws are generally enforced by state attorneys general, and typically provide for fines of up to $7,500 per violation, with higher penalties in some states.

In addition, several states and localities have enacted statutes restricting the collection and use of biometric information. For example, the Illinois Biometric Information Privacy Act (“BIPA”), Texas Biometric Privacy Act, the Washington Biometric Privacy Law, and the Washington MHMDA regulate the collection, use, safeguarding, and storage of biometric information and provide for substantial penalties and statutory damages, with BIPA and MHMDA also creating a private right of action for violations. Since its enactment, BIPA has generated significant class action activity.

International data protection laws may also apply to health-related and other personal information we collect. In the EU, the collection, use, disclosure, transfer, and other processing of personal data is governed by the EU General Data Protection Regulation 2016/679 (“EU GDPR”), which came into effect in May 2018. The GDPR has also been implemented in the UK (“UK GDPR,” and together with the EU GDPR, the “GDPR”). The GDPR, among other things, imposes: (i) accountability and transparency requirements, which require controllers to demonstrate and record compliance with the GDPR and provide detailed information to data subjects regarding processing of personal data; (ii) requirements for obtaining valid consent; (iii) obligations to consider data protection as new products or services are developed and to limit the amount of personal data processed; (iv) obligations to comply with data protection rights of data subjects including a right of access to and rectification of personal data, a right to obtain restriction of processing or to object to processing of personal data, and a right to ask for a copy of personal data to be provided to a third party in a useable format and erasing personal data in certain circumstances; (v) obligations to implement appropriate technical and organizational security measures to safeguard personal data; and (vi) obligations to report certain personal data breaches to the relevant supervisory authority without undue delay (and no later than 72 hours where feasible). Both the EU GDPR and the UK GDPR prohibit the transfer of personal data to other countries that are not recognized as having “adequate” data protection laws. For personal data transfers from the EU or UK to the United States, additional safeguards such as adoption of standard contractual clauses or compliance with the Trans-Atlantic Data Privacy Framework (DPF) and the UK and Swiss extensions of the DPF are required. Data transfers from the EU to the US have been the subject or repeated legal challenges, including a July 2020 decision by the Court of Justice of the EU that invalidated a prior transfer mechanism known as Privacy Shield. The EU GDPR provides for fines for violations of up to the higher of 4% of annual worldwide turnover or €20,000,000 (and in respect of the UK GDPR, GBP17,500,000). The GDPR identifies a list of points to consider when determining the level of fines to impose (including the nature, gravity and duration of the infringement). Data subjects also have a right to compensation for financial or non-financial losses (e.g., distress).

Other countries in which we have or plan to do business have also enacted laws regulating the collection, use, disclosure, transfer and processing of personal data. For example, China has enacted the Personal Information Protection Law (“PIPL”) and Cybersecurity Law, Canada the Personal Information Protection and Electronic Documents Act (“PIPEDA”), Australia the Privacy Act 1988 (the “Australian Privacy Act”), Japan the Act on the Protection of Personal Information (“APPI”), Brazil the General Data Protection Law (“LGPD”), and Mexico the Federal Law on the Protection of Personal Data held by Private Parties (“FLPPDPP”), all of which govern the collection, use, disclosure and transfer of personal data. Other countries have already enacted, or considering enacting, similar legislation. To the extent that the GDPR, PIPL, Chinese Cybersecurity Law, PIPEDA, Australian Privacy Act, APPI, LGPD, FLPPDPP, and similar laws apply or will in the future apply to us, complying with their requirements may require substantial amendments to our procedures and policies. The changes could adversely impact our business by increasing its operational and compliance costs, and further, there is a risk that the measures will not be implemented correctly or that individuals within the business will not be fully compliant with the new procedures.

The legal framework around privacy issues is rapidly evolving, as various federal, state and foreign government bodies are considering adopting new privacy laws and regulations and providing guidance on current laws and regulations, which could result in significant limitations on or changes to the ways in which we can collect, use, host, store, or transmit personal data. Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation or adverse publicity and could negatively affect our operating results and business.

If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.

Our research and development and drug candidates and future commercial manufacturing may involve the use of hazardous materials and various chemicals. We currently do not maintain a research laboratory, but we engage third-party research organizations and manufacturers to conduct our preclinical studies, clinical trials and manufacturing. These third-party laboratories and manufacturers are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. We must rely on the third parties’ procedures for storing, handling and disposing of these materials in their facilities to comply with the relevant guidelines of the states in which they operate and the Occupational Safety and Health Administration of the U.S. Department of Labor. Although we believe that their safety procedures for handling and disposing of these materials comply with the standards mandated by applicable regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, this could result in significant delays in our development. We are also subject to numerous environmental, health and workplace safety laws and regulations. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees, this insurance may not provide adequate coverage against potential liabilities. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

Current and future healthcare reform legislation or regulation may increase the difficulty and cost for us to obtain coverage for and commercialize elraglusib or any future product candidates and may adversely affect the prices we may set.

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, including cost-containment measures that may reduce or limit coverage and reimbursement for newly approved drugs and affect our ability to profitably sell elraglusib or any future product candidates for which we obtain regulatory approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare.

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“ACA”) was enacted in the United States. The ACA established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; expanded eligibility criteria for Medicaid programs; expanded the entities eligible for discounts under the 340B drug pricing program; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare & Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, beginning April 1, 2013, Medicare payments to providers were reduced under the sequestration required by the Budget Control Act of 2011, which will remain in effect until 2032, unless additional Congressional action is taken. Additionally, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory cap on the Medicaid drug rebate, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price. Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for products.

Most recently, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA (i) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. The impact of the IRA on the pharmaceutical industry cannot yet be fully determined but is likely to be significant. Additional drug pricing proposals could appear in future legislation.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for elraglusib and any future product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, financial condition, results of operations and prospects.

We expect that these existing laws and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize elraglusib or any future product candidates, if approved.

Even if we are able to commercialize any drug candidate, such drug candidate may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.

Our ability to commercialize any products successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors, such as government authorities, private healthcare insurers and health maintenance organizations. Patients who are prescribed medications for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from government healthcare programs, such as Medicare and Medicaid, and private healthcare insurers are critical to new product acceptance. Patients are unlikely to use our future products, if any, unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost.

Cost-containment is a priority in the U.S. healthcare industry and elsewhere. As a result, government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third-party payors also may request additional clinical evidence beyond the data required to obtain marketing approval, requiring a company to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of its products.

Commercial third-party payors often rely upon Medicare coverage policy and payment limitations in setting their reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. Therefore, coverage and reimbursement for pharmaceutical products in the United States can differ significantly from payor to payor. We cannot be sure that coverage and adequate reimbursement will be available for any product that we commercialize and, if reimbursement is available, that the level of reimbursement will be adequate. Coverage and reimbursement may impact the demand for, or the price of, any drug candidate for which we obtain marketing approval. If coverage and reimbursement are not available or are available only at limited levels, we may not be able to successfully commercialize any drug candidate for which we obtain marketing approval.

Additionally, the regulations that govern regulatory approvals, pricing and reimbursement for new drugs and therapeutic biologics vary widely from country to country. Some countries require approval of the sale price of a drug or therapeutic biologic before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more drug candidates, even if our drug candidates obtain regulatory approval.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and other government agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, a government agency’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the government agency’s ability to perform routine functions. Average review times at the FDA and other government agencies have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new biologics or modifications to approved or licensed biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, future pandemics may lead to similar inspectional or administrative delays. If any future prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Our business is subject to risks arising from pandemics and epidemic diseases.

The COVID-19 worldwide pandemic presented substantial public health and economic challenges and affected our employees, patients, physicians and other healthcare providers, communities and business operations, as well as the U.S. and global economies and financial markets. Any future pandemic or epidemic disease outbreaks could disrupt the supply chain and the manufacture or shipment of drug substances and finished drug products for elraglusib or any future product candidates for use in our, our collaborators’ or any future collaborators’ clinical trials and research and preclinical studies and, delay, limit or prevent our employees and CROs from continuing research and development activities, impede our clinical trial initiation and recruitment and the ability of patients to continue in clinical trials, alter the results of the clinical trial based on participants contracting the disease or otherwise increasing the number of observed adverse events, impede testing, monitoring, data collection and analysis and other related activities, any of which could delay our preclinical studies and clinical trials and increase our development costs, and have a material adverse effect on our business, financial condition, results of operations and prospects. Any future pandemic or epidemic disease outbreak could also potentially further affect the business of the FDA, EMA or other regulatory authorities, which could result in delays in meetings related to our planned clinical trials, as well have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed.

Effective collaboration with the FDA’s Center for Drug Evaluation and Research (“CDER”) for the approval of drug candidates is a highly demanding process which can result in increased time and expense to gain approvals.

Our lead drug development program, elraglusib, will be reviewed by CDER. Efficient and professional collaboration with the FDA’s CDER is essential for the timely clinical testing, test evaluations, analysis and approval of our drug candidates. CDER has an outstanding record of drug approvals and substantial funds to operate a highly professional organization but is also very demanding as to the quality of clinical research and applications for marketing approvals for drug candidates.

We do not have in-house expertise and experience in the management of drug approvals, though members of our management team have gained certain drug-approval expertise and experience in their prior roles at other companies. We may also rely on qualified consultants and drug research organizations to aid in our drug approval process; however, there is a meaningful risk that discussions and interactions inherent in the drug approval process and future developments or new improvements will result in delays, added expenses and new scientific/medical requirements which will cause adverse financial results and will likely impact the price of our stock.

Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with the IPO or other ownership changes.

We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. As of December 31, 2023, we had net operating loss (“NOL”) carryforwards, which may be available to offset our future taxable income, if any. Our NOL carryforwards and other tax attributes are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities.

In addition, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, our federal NOL carryforwards may be or become subject to an annual limitation in the event we have had or have in the future an “ownership change.” For these purposes, an “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. The amount of the annual limitation is determined based on the Company’s value immediately prior to the ownership change. Similar rules may apply under state tax laws. Although we believe there have been one or more ownership changes resulting from past transactions, we have not determined the amount of the cumulative change in our ownership resulting from the IPO or other transactions, or any resulting limitations on our ability to utilize our NOL carryforwards and other tax attributes. However, we believe that our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with the IPO. If we earn taxable income, such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected.

We have recorded a full valuation allowance related to our NOL carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

Foreign currency exchange rates may adversely affect our consolidated financial statements.

Our primary operations are transacted in U.S. Dollars, but certain service agreements with third parties are denominated in currencies other than the U.S. Dollar, primarily the British pound and the Euro. All of our employees and operations are currently located in the United States and our expenses are generally denominated in U.S. Dollars. As we continue to develop our business, our results of operations and cash flows will likely be more affected by fluctuations in foreign currency exchange rates, including the British pound, Euro and other currencies, which could adversely affect our results of operations. Sales and purchases in currencies other than the U.S. Dollar expose us to fluctuations in foreign currencies relative to the U.S. Dollar and may adversely affect our consolidated financial statements. Increased strength of the U.S. Dollar increases the effective price of our future drug products sold in U.S. Dollars into other countries, which may require us to lower our prices or adversely affect sales to the extent we do not increase local currency prices. Decreased strength of the U.S. Dollar could adversely affect the cost of materials, products and services we purchase overseas. Sales and expenses of our non-U.S. businesses are also translated into U.S. Dollars for reporting purposes and the strengthening or weakening of the U.S. Dollar could result in unfavorable foreign currency translation and transaction effects. In addition, certain of our businesses may in the future invoice customers in a currency other than the business’ functional currency, and movements in the invoiced currency relative to the functional currency could also result in unfavorable foreign currency translation and transaction effects. We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries.

Our anticipated operating expenses and capital expenditures over the next year are based upon our management’s estimates of possible future events. Actual amounts could differ materially from those estimated by our management.

Development of pharmaceuticals and cancer drugs is extremely risky and unpredictable. We have estimated operating expenses and capital expenditures over the next year based on certain assumptions. Any change in the assumptions could and will cause the actual results to vary substantially from the anticipated expenses and expenditures and could result in material differences in actual versus forecasted expenses or expenditures. Furthermore, all of the factors are subject to the effect of unforeseeable future events. The estimates of capital expenditures and operating expenses represent forward-looking statements within the meaning of the federal securities laws. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors set forth under this “Risk Factors” section in this Report. In view of the foregoing, investors should not rely on these estimates in making a decision to invest in us.

Our present and potential future international operations may expose us to business, political, operational, and financial risks associated with doing business outside of the United States.

Our business is subject to risks associated with conducting business internationally. Some of our suppliers and clinical research organizations and clinical trial sites are located outside of the United States. Furthermore, if we or any future collaborator succeeds in developing any products, we anticipate marketing them in the EU and other jurisdictions in addition to the United States. If approved, we or our collaborator may hire sales representatives and conduct physician and patient association outreach activities outside of the United States. Doing business internationally involves a number of risks, including but not limited to:

•	multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements, and other governmental approvals, permits and licenses;
•	failure by us to obtain and maintain regulatory approvals for the use of our products in various countries;
•	rejection or qualification of foreign clinical trial data by the competent authorities of other countries;
•	additional potentially relevant third-party patent and other intellectual property rights that may be necessary to develop and commercialize our products and drug candidates;
•	complexities and difficulties in obtaining, maintaining, enforcing and defending our patent and other intellectual property rights;
•	difficulties in staffing and managing foreign operations;
•	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;
•	limits in our ability to penetrate international markets;
•	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;
•	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions, implementation of tariffs;
•	certain expenses including, among others, expenses for travel, translation and insurance; and
•	regulatory and compliance risks that relate to anti-corruption compliance and record-keeping that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its accounting provisions or its anti-bribery provisions or provisions of anti-corruption or anti-bribery laws in other countries.

Any of these factors could harm our ongoing international clinical operations and supply chain, as well as any future international expansion and operations and, consequently, our business, financial condition, prospects and results of operations.

Our future growth may depend, in part, on our ability to operate in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future growth may depend, in part, on our ability to develop and commercialize elraglusib or any future drug candidates in foreign markets for which we may rely on partnering with third parties. We will not be permitted to market or promote elraglusib or any future drug candidate before we receive regulatory approval from the applicable regulatory authority in a foreign market, and we may never receive such regulatory approval for elraglusib or any future drug candidate. To obtain separate regulatory approval in foreign countries, we generally must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of elraglusib or any future drug candidate, and we cannot predict success in these jurisdictions. Approval procedures may be more onerous than those in the United States and may require that we conduct additional preclinical studies or clinical trials. If we obtain approval of any of our current or potential future drug candidates and ultimately commercialize any such drug candidate in foreign markets, we would be subject to risks and uncertainties, including the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements, foreign reimbursement, pricing, and insurance regimes, workforce uncertainty in countries where labor unrest is common, production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad, business interruptions resulting from geopolitical actions, including war and terrorism, public health pandemics or epidemics, or natural disasters including earthquakes, typhoons, floods and fires, and the reduced protection of intellectual property rights in some foreign countries.

Risks Associated to our Common Stock

Concentration of ownership by our principal stockholder limits the ability of others to influence the outcome of director elections and other transactions requiring stockholder approval, creates the potential for conflicts of interest, may negatively impact our stock price and may deter or prevent efforts by others to acquire us, which could prevent our stockholders from realizing a control premium.

A significant percentage of our outstanding stock is currently held by funds affiliated with our chairman, Aaron G.L. Fletcher, (the “Bios Equity Affiliated Funds”) and which beneficially own approximately 49.74% of our common stock outstanding as of the date of the IPO. As a result, the Bios Equity Affiliated Funds have a strong influence on corporate actions requiring stockholder approval, including the following actions:

•	to elect or defeat the election of our directors;
•	to amend or prevent amendment of our certificate of incorporation or bylaws;
•	to effect or prevent a merger, sale of assets or other corporate transaction; and
•	to control the outcome of any other matter submitted to our stockholders for vote.

The Bios Equity Affiliated Funds’ significant interest in us also creates the potential for conflicts of interest which may be viewed unfavorably by minority stockholders, thereby hurting our stock price. In addition, the Bios Equity Affiliated Funds are not subject to any contractual restrictions on their ability to acquire additional shares of common stock. Any future purchases of equity securities including in connection with any rights offerings or any alternative equity or equity-linked offering that we may conduct, could result in the Bios Equity Affiliated Funds again attaining beneficial ownership of a majority of our common stock. As a result of the Bios Equity Affiliated Funds’ significant ownership and Dr. Fletcher’s position as our Chairman, others may be less inclined to pursue an acquisition of us and therefore we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares.

Existing and new investors will experience dilution as a result of future sales or issuances of our common stock and future option exercises or other award grants under our stock incentive plan.

Our directors, employees, and certain of our consultants have been and will be issued equity and/or granted options that vest with the passage of time. Up to a total of 3,316,444 shares of our common stock may be issued pursuant to new awards granted under the 2024 Plan, and stock options for the purchase of up to 393,346 shares of our common stock have already been granted and are outstanding under our 2015 Plan as of June 30, 2024. From the pool authorized under the 2024 Plan, upon the closing of the IPO, (i) our chief executive officer received restricted stock units for 544,111 shares of our common stock pursuant to his employment agreement, which grant brought his overall beneficial ownership to 5% of shares then outstanding on a fully diluted basis and such restricted stock units will vest in tranches through mid-2026, (ii) our chief financial officer received a stock option to purchase up to 234,971 shares of common stock pursuant to his employment agreement, which was equal to 1.0% of our issued and outstanding common stock on a fully diluted basis as of the closing of the IPO, and will vest over a four-year period at an exercise price equal to the initial public offering price of $8.00 per share of common stock, and (iii) our non-employee directors received options to purchase an aggregate of up to 135,000 shares of our common stock at an exercise price equal to the initial public offering price of $8.00 per share of common stock.

Our existing and our new investors will likely also experience substantial dilution resulting from the issuance by us of equity securities in connection with certain transactions, including without limitation, future offering of shares, intellectual property licensing, acquisition, or commercialization arrangements.

If our shares become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 per share, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on the Nasdaq Global Market and if the price of our common stock is less than $5.00 per share, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock.

There was no public market for our common stock prior to the IPO in August 2024. An active, liquid and orderly market for our common stock may not develop, or we may in the future fail to satisfy the continued listing requirements of Nasdaq, and you may not be able to resell your shares at or above the initial public offering price or at all.

There was no public market for our common stock prior to the IPO. Although our common stock is listed on the Nasdaq Global Market, an active trading market for our common stock may not be sustained. If you purchase shares of our common stock, you may not be able to resell those shares at or above your purchase price or at all. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially adversely affect our business.

If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price or stockholders’ equity requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with the listing requirements of Nasdaq.

The trading price of the shares of our common stock could be highly volatile regardless of our operating performance, and purchasers of our common stock could incur substantial losses.

Our stock price is likely to be volatile. The stock market in general and the market for securities of biotechnology and pharmaceutical companies in particular have historically been highly volatile, and the market has from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above their purchase price.

The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

•	results of our clinical trials and preclinical studies, and the results of trials of our competitors or those of other companies in our market sector;
•	our ability to obtain and maintain regulatory approval of elraglusib or any future product candidates or additional indications thereof, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
•	announcements concerning the progress and results of our clinical trials, our ability to potentially obtain regulatory approval for and commercialize elraglusib or any of our future product candidates, including any requests we receive from the FDA for additional studies or data that result in delays in potentially obtaining regulatory approval or potentially launching elraglusib or any of our future product candidates, if approved;
•	market conditions in the pharmaceutical and biotechnology sectors or the economy as a whole;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;
•	price and volume fluctuations in the overall stock market;
•	our ability to enroll patients in future clinical studies;
•	the failure of elraglusib or any of our future product candidates, if approved, to achieve commercial success;
•	achievement of expected product sales and profitability;
•	announcements of the introduction of new products by us or our competitors;
•	developments concerning product development results or intellectual property rights of others;
•	litigation or public concern about the safety of elraglusib of any of our future potential products;
•	actual fluctuations in our quarterly operating results, and concerns by investors that such fluctuations may occur in the future;
•	deviations in our operating results from the estimates of securities analysts or other analyst comments;
•	additions or departures of key personnel;
•	sales of our stock by us, our insiders or our stockholders, as well as the anticipation of lock-up releases or expiration of market stand-off or lock-up agreements;
•	healthcare reform legislation, including measures directed at controlling the pricing of pharmaceutical products, and third-party coverage and reimbursement policies;
•	developments concerning current or future strategic collaborations; and
•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

In addition, in the past, stockholders have initiated class action lawsuits against biopharmaceutical companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs, divert our management’s attention and resources and damage our reputation, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our executive officers, directors, and principal stockholders, if they choose to act together, will continue to have the ability to significantly influence all matters submitted to stockholders for approval.

As of the date of our IPO, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 68.56% of our outstanding common stock. As a result, such persons, acting together, will have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

The grant of registration rights to our existing stockholders may adversely affect the market price of our shares of common stock and make it more difficult to complete a strategic transaction.

Our existing stockholders hold demand and piggyback registration rights for a total of approximately 13,768,044 shares. These stockholders and their permitted transferees can demand that we register their shares in accordance with certain conditions, including with respect to the timing of demand, aggregate sales price of shares being registered, and form of registration statement available. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our shares of common stock. In addition, the existence of the registration rights may make our ability to execute a strategic transaction, such as a merger, more costly or difficult to conclude.

Substantial amounts of our outstanding shares may be sold into the market when lock-up or market standoff periods end. If there are substantial sales of shares of our common stock, the price of our common stock could decline.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity or equity-linked securities. As of the closing date of the IPO and Overallotment Option, we had 19,531,636 shares of our common stock outstanding. Of these shares, an aggregate of 3,220,000 shares of common stock sold in the IPO and Overallotment Option by us, are freely tradable, without restriction, in the public market unless they were (in the case of the 437,500 shares purchased by the Bios Equity Affiliated Funds) or in the future are purchased by one of our affiliates.

Our directors and executive officers and our securityholders holding 16,064,383 shares are subject to lock-up agreements pursuant to which they may not, with limited exceptions, for a period of 180 days from the date of the closing of the IPO, offer, sell or otherwise transfer or dispose of any of our securities, without the prior written consent of the representative of the underwriters. Sales of these shares, or perceptions that they will be sold, could cause the trading price of our common stock to decline. After the lock-up agreements expire, up to an additional 16,064,383 shares of common stock will be eligible for sale in the public market, of which 13,249,327 shares will be held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act.

In addition, 393,346 shares of common stock that are subject to outstanding options as of June 30, 2024 under our employee benefit plans, when exercised, will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. Additionally, 200,725 shares of common stock held by certain existing stockholders prior to the IPO were freely tradable, without restriction, in the public market following the closing of the IPO. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of 13,768,044 shares of our outstanding common stock, or approximately 72.0% of our total outstanding common stock based on shares outstanding as of the IPO, are entitled to rights with respect to the registration of their shares of common stock (and the shares of common stock underlying certain securities convertible or exercisable into shares of our common stock) under the Securities Act, subject to vesting and the 180-day lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

We have broad discretion in the use of the net proceeds from the IPO, and our use of those proceeds may not yield a favorable return on your investment.

Our management has broad discretion in the application of the net proceeds from this offering, including for any of the purposes described in the offering prospectus. Because of the number and variability of factors that will determine our use of the net proceeds from the IPO, their ultimate use may vary substantially from their currently intended use. We intend to use the remaining net proceeds from the IPO, along with available cash, for general corporate purposes, which may include advancing our other pipeline programs, supporting the requirements of being a public company, including legal, audit, investor relations and board fees and providing competitive salaries and benefits to attract and retain highly qualified employees. We have not specifically allocated the amount of net proceeds that will be used for these purposes, and our management will have broad discretion over how these proceeds are used and could spend the proceeds in ways with which you may not agree. In addition, we may not use the proceeds of the IPO effectively or in a manner that increases our market value or enhances our profitability. We have not established a timetable for the effective deployment of the proceeds, and we cannot predict how long it will take to deploy the proceeds.

We do not intend to pay dividends in the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our capital stock and we do not intend to pay any cash dividends in the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, any future debt agreements may preclude us from paying dividends. Any determination to pay dividends in the future will be at the discretion of our Board. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains as a return on their investments.

There can be no assurance that we will ever provide liquidity to our investors through a sale of our Company.

While acquisitions of pharmaceutical companies like ours are not uncommon, potential investors are cautioned that no assurances can be given that any form of merger, combination, or sale of our company will take place or that any merger, combination, or sale, even if consummated, would provide liquidity or a profit for our investors. You should not invest in our company with the expectation that we will be able to sell the business in order to provide liquidity or a profit for our investors.

Delaware law and provisions in our amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the potential trading price of our common stock.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could significantly reduce the value of our shares to a potential acquiror or delay or prevent changes in control or changes in our management without the consent of our board of directors. The provisions in our charter documents include the following:

•	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•	the exclusive right of our board of directors, unless the board of directors grants such right to the stockholders, to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•	the required approval of at least 66-2/3% of the shares entitled to vote to remove a director for cause, and the prohibition on removal of directors without cause;
•	the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;
•	the ability of our board of directors to alter our amended and restated bylaws without obtaining stockholder approval;
•	the required approval of at least 66-2/3% of the shares entitled to vote to adopt, amend or repeal our amended and restated bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;
•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•	an exclusive forum provision providing that the Court of Chancery of the State of Delaware will be the exclusive forum for certain actions and proceedings;
•	the requirement that a special meeting of stockholders may be called only by the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
•	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

We are also subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders and that the federal district courts shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees or the underwriters of any offering giving rise to such claim.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty by any of our directors, officers or stockholders; (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law or our amended and restated certificate of incorporation or amended and restated bylaws; or (iv) any action asserting a claim governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law; provided, that, this provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. or any other claim for which the federal courts have exclusive jurisdiction. Furthermore, our amended and restated certificate of incorporation will also provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees and result in increased costs for investors to bring a claim. By agreeing to this provision, however, stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provisions in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

General Risk Factors

Unstable market and economic conditions may have serious adverse consequences on our ability to raise funds, which may cause us to cease or delay our operations.

From time to time, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of the upcoming presidential election in the United States, military conflict, including the conflicts between Russia and Ukraine and in the Middle East, terrorism or other acts of violence or geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. In addition, in 2023 the closures of financial institutions and their placement into receivership with the Federal Deposit Insurance Corporation created bank-specific and broader financial institution liquidity risk and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly, more onerous with respect to financial and operating covenants and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay, limit, reduce or abandon product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we incur significant legal, accounting and other expenses. Sarbanes-Oxley, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors. However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We are subject to U.S. and foreign anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal or civil liability and harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls and anti-corruption and anti-money laundering laws and regulations, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, CROs, contractors and other collaborators and partners from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, improper payments or anything else of value to or from recipients in the public or private sector. We may engage third parties for clinical trials outside of the United States, to sell our products abroad if and when we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, CROs, contractors and other collaborators and partners, even if we do not explicitly authorize or have actual knowledge of such activities, and any training or compliance programs or other initiatives we undertake to prevent such activities may not be effective.

Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

Furthermore, U.S. export control laws and economic sanctions prohibit the provision of certain products and services to countries, governments, and persons targeted by U.S. sanctions. U.S. sanctions that have been or may be imposed may impact our ability to continue activities at future clinical trial sites within regions covered by such sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. These export and import controls and economic sanctions could also adversely affect our supply chain.

Changes in tax law may materially adversely affect our financial condition, results of operations and cash flows, or adversely impact the value of an investment in our common stock.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance.

If securities or industry analysts do not publish research or reports or publish unfavorable research or reports about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. We do not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our company, the trading price for our stock would be negatively impacted. In the event we obtain securities or industry analyst coverage, if one or more of the analysts who covers us downgrades our stock, or if we fail to meet the expectations of one or more of these analysts, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to regularly publish reports on us, interest in our stock could decrease, which could cause our stock price or trading volume to decline.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

Pursuant to Section 404 of Sarbanes-Oxley, our management will be required to report upon the effectiveness of our internal control over financial reporting beginning with the second annual report following the closing of the IPO. When we lose our status as an “emerging growth company” and do not otherwise qualify as a “smaller reporting company” with less than $100.0 million in annual revenue, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we may need to upgrade our information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

As of December 31, 2023, we identified a material weakness in internal control over financial reporting as a result of an inadequate review of our clinical trial costs that resulted in improper accruals of expenses. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. In order to remediate the material weakness, management has implemented additional processes and controls to properly review and monitor the accrual of clinical trial costs at the end of each period.

We cannot assure you that there will not be further material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins its Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, even if ultimately decided in our favor, it could result in substantial costs and a diversion of our management’s attention and resources, which could harm our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On February 20, 2024, March 27, 2024, and May 8, 2024, the Company issued convertible promissory notes in the amount of $3,000,000, $1,500,000, and $1,000,000, respectively, to Bios Clinical Opportunity Fund, LP, a fund affiliated with two members of the board of directors of the Company and a majority shareholder, which notes accrue interest at a rate of 7% per annum and matures on August 16, 2024, the Maturity Date. Principal and accrued interest are due and payable on the Maturity Date, subject to an automatic conversion upon a Qualified Financing (as defined below) or an initial public offering (as defined below) or at the option of the holder, convertible into shares of Series C Redeemable Convertible Preferred Stock.

In the event the Company either completes a Qualified Financing or closes the Company’s first firm commitment underwritten initial public offering of its common stock before the Maturity Date, the Related Party Convertible Notes Payable will automatically convert into (i) in the case of a Qualified Financing, that number of shares of the Qualified Financing Securities equal to the quotient obtained by dividing the outstanding principal amount of the Related Party Convertible Notes Payable plus all accrued and unpaid interest thereon by eighty percent (80%) of the per share price at which shares are to be sold in such Qualified Financing or (ii) in the case of an initial public offering, such number of shares of common stock equal to the outstanding principal amount of the Related Party Convertible Notes Payable plus all accrued and unpaid interest thereon, divided by eighty percent (80%) of the initial public offering price.

In connection with the closing of the Company’s IPO on August 14. 2024, the Company issued Bios Clinical Opportunity Fund, LP, 884,427 shares of common stock of the Company upon the conversion of the Related Party Convertible Notes Payable, including accrued interest thereon.

The offers, sales and issuances of the securities described in paragraphs above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) (or Regulation D promulgated thereunder) in that the issuance of securities to the accredited investors did not involve a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited investor under Rule 501 of Regulation D. No underwriters were involved in these transactions.

Appropriate legends were affixed to the securities issued in these transactions. The recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.

Use of Proceeds

On August 12, 2024, our registration statement on Form S-1 (File No. 333-279734) was declared effective by the SEC for our initial public offering. On August 14, 2024, the Company completed the closing of its IPO of 2,800,000 shares of common stock at an initial offering price to the public of $8.00 per share, before the underwriters discount of $0.56 per share. Additionally, the underwriters exercised their Overallotment Option to purchase an additional 420,000 shares at the same price of $8.00 per share less the underwriters discount on September 12, 2024. The Company received net proceeds of approximately $22 million, after deducting discounts and commissions and other estimated offering expenses of approximately $3.7 million, in exchange for the issuance of 3,220,000 shares of common stock of the Company, including shares issued under the Overallotment Option. There has been no material change in the planned use of proceeds from that described in the final prospectus for our initial public offering filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Changes in Registrant’s Certifying Accountant

As previously disclosed, on May 20, 2024, the partners and professional staff of KMJ Corbin & Company LLP (“KMJ”), the Company’s independent registered public accounting firm, joined Crowe LLP (“Crowe”), a public accounting, consulting and technology firm. The Company continued to receive services from KMJ until it resigned as the Company’s independent registered public accounting firm on August 19, 2024. In connection with the resignation of KMJ, the Company’s Audit Committee appointed Crowe to serve as the Company’s independent registered public accounting firm effective August 19, 2024 for the fiscal year ending December 31, 2024.

Item 6.	Exhibits

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Exhibit No.	Description

3.1	Sixth Amended and Restated Certificate of Incorporation (incorporated by reference from our Current Report on Form 8-K as filed on August 14, 2024)
3.2	Amended and Restated Bylaws of Actuate Therapeutics, Inc. (incorporated by reference from our Current Report on Form 8-K as filed on August 14, 2024)
10.1+*	Non-Employee Director Compensation Policy
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*	Filed herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 24, 2024	ACTUATE THERAPEUTICS, INC. /s/ Daniel Schmitt Daniel Schmitt. President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: September 24, 2024	ACTUATE THERAPEUTICS, INC. /s/ Paul Lytle Paul Lytle. Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

