Form 10-Q
period 2024-09-30
ACTUATE THERAPEUTICS, INC.
filed 2024-11-13
CIK 1652935

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On November 11, 2024, 19,531,636 shares of common stock, $0.000001 par value per share, were outstanding.

i

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Actuate,” the “Company,” “we,” “us,” and “our” refer to Actuate Therapeutics, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report” or Quarterly Report”) contains forward-looking statements about us and our industry. In addition, from time to time, we or our representatives have made or will make forward-looking statements. The forward-looking statements involve substantial risks and uncertainties. All statements, other than statements related to present facts or current conditions or of historical facts, contained in this Report, including statements regarding our strategy, future operations, future financial position, future revenues, and projected costs, prospects, plans and objectives of management, research and development plans, the anticipated timing, costs, design and conduct of our ongoing and planned clinical trials and preclinical studies for elraglusib and any future product candidates, the timing and likelihood of regulatory filings and approvals for elraglusib and any future product candidates, our ability to commercialize elraglusib and any future product candidates, if approved, the pricing and reimbursement of elraglusib and any future product candidates, if approved, the potential to develop future product candidates, the potential benefits of strategic collaborations and potential to enter into any future strategic arrangements, the timing and likelihood of success, plans and objectives of management for future operations, and future results of anticipated product development efforts, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or the negative of these terms or other comparable terminology are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. In addition, any forward-looking statements are qualified in their entirety by reference to the factors summarized under the heading “Risk Factor Summary” and discussed further under the heading “Risk Factors” in this Report.

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

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

•	We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant operating losses for the foreseeable future. We have a high risk of never generating revenue or becoming profitable or, if we achieve profitability, we may not be able to sustain it.
•	Our financial condition raises substantial doubt as to our ability to continue as a going concern.
•	We will require substantial additional capital to finance our operations, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or other operations.
•	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates. In addition, any capital obtained by us may be obtained on terms that are unfavorable to us, our investors, or both.

Risks Related to Clinical Development and Potential Regulatory Approval

•	We do not have, and may never have, any approved products on the market. Our business is highly dependent upon receiving approvals from various U.S. and international governmental agencies and will be severely harmed if we are not granted approval to manufacture and sell our product candidates.
•	We currently depend entirely on the success of elraglusib, which is our only product candidate. If we are unable to advance elraglusib in clinical development, obtain regulatory approval and ultimately commercialize elraglusib, or experience significant delays in doing so, our business will be materially harmed.
•	Even if we complete all planned clinical trials including a Phase 3 trial in the future, there is no guarantee that at the time of submission the U.S. Food and Drug Administration (“FDA”) will accept our new drug application (“NDA”).
•	Clinical and preclinical drug development involves a lengthy and expensive process with uncertain timelines and outcomes, and results of prior preclinical studies and early clinical trials are not necessarily predictive of future results. Elraglusib or any future product candidates may not achieve favorable results in clinical trials or preclinical studies or receive regulatory approval on a timely basis, if at all.
•	We may not be successful in our efforts to investigate elraglusib in additional indications. We may expend our limited resources to pursue a new product candidate or a particular indication for elraglusib and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
•	Use of elraglusib or any future product candidates could be associated with side effects, adverse events or other properties or safety risks, which could delay or preclude regulatory approval, cause us to suspend or discontinue clinical trials, abandon elraglusib or any future product candidate, limit the commercial profile of an approved label or result in other significant negative consequences that could severely harm our business, financial condition, results of operations and prospects.
•	If we experience delays or difficulties in the enrollment of subjects to our clinical trials, our receipt of necessary regulatory approvals could be delayed or otherwise adversely affected, which could materially affect our financial condition.
•	Interim, topline, and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

Risks Related to Our Reliance on Third Parties

•	The termination of third-party licenses could adversely affect our rights to important compounds or technologies.
•	Our current elraglusib drug substance (“DS”) manufacturer is in China, and it is unknown how current or future geopolitical relationships with China may affect our ability to obtain DS; however, if they are negatively impacted, this could increase our DS manufacturing costs, delay our ability to obtain elraglusib for clinical trials and potential regulatory approval, and adversely impact our financial condition.
•	We rely on third parties to conduct our non-clinical studies and our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize our current product candidates or any future products and our financial condition will be adversely affected.
•	Data provided by collaborators and other parties upon which we rely have not been independently verified and could turn out to be inaccurate, misleading, or incomplete.

Risks Related to Commercialization of Elraglusib and any Future Product Candidates

•	We have a limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our prospects and likelihood of success.
•	Our business is highly dependent on the success of our lead product candidate, elraglusib, and any other future product candidates that we advance into clinical development. All of our product candidates will require significant additional clinical and preclinical development before we can seek regulatory approval for and launch a product commercially.

Risks Related to Our Intellectual Property

•	If we and our third-party licensors do not obtain and preserve protection for our respective intellectual property rights, our competitors may be able to take advantage of our development efforts to develop competing drugs.
•	We may not be able to enforce our intellectual property rights throughout the world.
•	If we fail to comply with our obligations under any license, collaboration or other intellectual property-related agreements, we may be required to pay damages and could lose intellectual property rights that may be necessary for developing, commercializing and protecting our current or future technologies or drug candidates or we could lose certain rights to grant sublicenses.

Risks Related to Our Business Operations and Industry

•	If we lose key management leadership, and/or scientific personnel, and if we cannot recruit qualified employees or other significant personnel, we may experience program delays and increased compensation costs, and our business may be materially disrupted.
•	We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
•	Competition and technological change may make our product candidates less competitive or obsolete.
•	Our anticipated operating expenses and capital expenditures over the next year are based upon our management’s estimates of possible future events. Actual amounts could differ materially from those estimated by our management.
•	We will require substantial additional capital to finance our operations and fund our clinical trials. We may not be able to obtain this necessary capital when needed on acceptable terms, or at all.

Risks Associated to our Common Stock

•	Concentration of ownership by our principal stockholders, the Bios Equity Affiliated Funds (as defined below), which are affiliated with our Chairman, Aaron G.L. Fletcher, limits the ability of others to influence the outcome of director elections and other transactions requiring stockholder approval, creates the potential for conflicts of interest, may negatively impact our stock price and may deter or prevent efforts by others to acquire us, which could prevent our stockholders from realizing a control premium.
•	Existing and new investors will experience dilution as a result of future sales or issuances of our common stock and future option exercises or other award grants under our stock incentive plan.
•	The trading price of the shares of our common stock could be highly volatile regardless of our operating performance, and purchasers of our common stock could incur substantial losses.
•	Substantial amounts of our outstanding shares may be sold into the market when lock-up or market standoff periods end. If there are substantial sales of shares of our common stock, the price of our common stock could decline.

General Risk Factors

•	Unstable market and economic conditions may have serious adverse consequences on our ability to raise funds, which may cause us to cease or delay our operations.
•	If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Actuate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$13,523,449	$2,958,659
Prepaid assets and other current assets	739,332	36,907
Total current assets	14,262,781	2,995,566

Total assets	$14,262,781	$2,995,566

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,330,005	$3,421,840
Other accrued expenses	6,096,448	3,221,254
Accrued compensation	–	277,500
Accrued interest, current	70,957	–
Total current liabilities	8,497,410	6,920,594

Long term liabilities:
Warrant liability	–	988,049
Accrued interest, less current portion	1,692	130,041
License payable	404,991	404,991
Total long-term liabilities	406,683	1,523,081

Total liabilities	8,904,093	8,443,675

Commitments and contingencies (Note 6)

Redeemable convertible preferred stock, $0.000001 par value; no shares authorized, issued or outstanding at September 30, 2024; 33,463,018 shares authorized and 24,678,355 shares issued and outstanding at December 31, 2023; aggregate liquidation value of $0 and $121,033,336 as of September 30, 2024 and December 31, 2023, respectively	–	94,178,404

Stockholders’ equity (deficit):
Preferred stock, $0.000001 par value; 10,000,000 shares authorized, no shares issued or outstanding at September 30, 2024; no shares authorized, issued or outstanding at December 31, 2023	–	–
Common stock: $0.000001 par value, 200,000,000 shares authorized, 19,531,636 shares issued and outstanding at September 30, 2024; 38,108,584 shares authorized and 1,690,760 shares issued and outstanding at December 31, 2023	20	2
Additional paid-in capital	131,292,428	5,468,006
Accumulated deficit	(125,933,760)	(105,094,521)
Total stockholders’ equity (deficit)	5,358,688	(99,626,513)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$14,262,781	$2,995,566

See accompanying notes to unaudited condensed consolidated financial statements.

Actuate Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$3,757,102	$5,761,506	$14,990,337	$15,062,505
General and administrative	1,635,801	714,167	3,611,269	2,296,143
Total operating expenses	5,392,903	6,475,673	18,601,606	17,358,648

Loss from operations	(5,392,903)	(6,475,673)	(18,601,606)	(17,358,648)

Other income (expense):
Change in estimated fair value of warrant liability	193,951	16,866	(78,903)	(28,224)
Gain on settlement of warrants	343,240	–	343,240	–
Loss on issuance of related party convertible notes payable at fair value	–	–	(400,000)	–
Change in estimated fair value of related party convertible notes payable	(1,192,507)	–	(2,192,507)	–
Interest expense	(3,489)	(5,062)	(13,641)	(38,578)
Interest income	80,747	125,944	104,178	292,984
Total other income (expense), net	(578,058)	137,748	(2,237,633)	226,182

Net loss	$(5,970,961)	$(6,337,925)	$(20,839,239)	$(17,132,466)

Weighted-average shares of common stock outstanding, basic and diluted	10,772,640	1,472,182	4,647,199	1,412,151
Net loss per share attributable to common stockholders, basic and diluted	$(0.55)	$(4.31)	$(4.48)	$(12.13)

See accompanying notes to unaudited condensed consolidated financial statements.

Actuate Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

For the Nine Months Ended September 30, 2024

	Redeemable Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances, January 1, 2024	24,678,355	$94,178,404	1,690,760	$2	$5,468,006	$(105,094,521)	$(99,626,513)
Stock-based compensation expense	–	–	–	–	148,206	–	148,206
Net loss	–	–	–	–	–	(8,296,059)	(8,296,059)
Balances, March 31, 2024	24,678,355	94,178,404	1,690,760	2	5,616,212	(113,390,580)	(107,774,366)
Stock-based compensation expense	–	–	–	–	90,019	–	90,019
Net loss	–	–	–	–	–	(6,572,219)	(6,572,219)
Balances, June 30, 2024	24,678,355	94,178,404	1,690,760	2	5,706,231	(119,962,799)	(114,256,566)
Issuance of common stock in initial public offering, net of underwriting discounts, commissions and offering costs of $3,734,389	–	–	3,220,000	3	22,025,608	–	22,025,611
Conversion of redeemable convertible preferred stock into common stock upon closing of initial public offering	(24,678,355)	(94,178,404)	13,710,379	14	94,178,390	–	94,178,404
Conversion of related party convertible notes payable into common stock upon closing of initial public offering	–	–	884,427	1	8,092,506	–	8,092,507
Reclassification of warrant liability to equity upon exchange of warrants to purchase redeemable convertible preferred stock for warrants to purchase common stock upon closing of initial public offering	–	–	–	–	485,172	–	485,172
Exercise of in-the-money warrants to purchase redeemable convertible preferred stock and conversion into common stock upon closing of initial public offering	–	–	26,070	–	238,540	–	238,540
Stock-based compensation expense	–	–	–	–	565,981	–	565,981
Net loss	–	–	–	–	–	(5,970,961)	(5,970,961)
Balances, September 30, 2024	–	$–	19,531,636	$20	$131,292,428	$(125,933,760)	$5,358,688

-Continued-

For the Nine Months Ended September 30, 2023

	Redeemable Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, January 1, 2023	23,656,337	$90,137,751	1,690,760	$2	$5,044,467	$(80,349,901)	$(75,305,432)
Stock-based compensation expense	–	–	–	–	73,131	–	73,131
Proceeds from issuances of redeemable convertible preferred stock, net of issuance costs of $206,821	578,037	2,313,431	–	–	–	–	–
Net loss	–	–	–	–	–	(5,270,255)	(5,270,255)
Balances, March 31, 2023	24,234,374	92,451,182	1,690,760	2	5,117,598	(85,620,156)	(80,502,556)
Stock-based compensation expense	–	–	–	–	73,131	–	73,131
Proceeds from issuances of redeemable convertible preferred stock, net of issuance costs of $114,679	443,981	1,821,085	–	–	–	–	–
Fair market value of warrants issued to placement agent in conjunction with issuance of redeemable convertible preferred stock	–	(93,863)	–	–	–	–	–
Net loss	–	–	–	–	–	(5,524,286)	(5,524,286)
Balances, June 30, 2023	24,678,355	94,178,404	1,690,760	2	5,190,729	(91,144,442)	(85,953,711)
Stock-based compensation expense	–	–	–	–	155,227	–	155,227
Net loss	–	–	–	–	–	(6,337,925)	(6,337,925)
Balances, September 30, 2023	24,678,355	$94,178,404	1,690,760	$2	$5,345,956	$(97,482,367)	$(92,136,409)

See accompanying notes to unaudited condensed consolidated financial statements.

Actuate Therapeutics, Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating Activities:
Net loss	$(20,839,239)	$(17,132,466)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	804,206	301,489
Change in estimated fair value of warrant liability	78,903	28,224
Gain on settlement of warrant liability	(343,240)	–
Loss on issuance of related party convertible notes payable at fair value	400,000	–
Change in estimated fair value of related party convertible notes payable	2,192,507	–
Interest accrued on license payable	13,565	38,579
Changes in operating assets and liabilities:
Prepaid assets and other current assets	(702,425)	3,806
Accounts payable	(1,197,747)	426,310
Accrued compensation	(277,500)	(132,033)
Accrued interest	(70,957)	–
Other accrued expenses	2,871,694	352,768
Net cash used in operating activities	(17,070,233)	(16,113,323)

Financing Activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	23,956,800	–
Payment of offering costs related to initial public offering	(1,821,777)	–
Proceeds from issuance of related party short-term loan	200,000	–
Payment of related party short-term loan	(200,000)	–
Proceeds from issuances of related party convertible notes payable	5,500,000	–
Proceeds from issuances of redeemable convertible preferred stock, net	–	4,134,516
Net cash provided by financing activities	27,635,023	4,134,516

Net change in cash and cash equivalents	10,564,790	(11,978,807)
Cash and cash equivalents, beginning of period	2,958,659	20,449,310
Cash and cash equivalents, end of period	$13,523,449	$8,470,503

Supplemental disclosure of cash flow information:
Cash paid for interest	$71,033	$–
Cash paid for income taxes	$800	$–

Supplemental Schedule of Noncash Financing Activities:
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	$94,178,404	$–
Reclassification of warrant liability to equity upon exchange of not in-the-money Series B and Series C Redeemable Convertible Preferred Stock Warrants for warrants to purchase common stock	$485,172	$–
Settlement of in-the-money warrants to purchase redeemable convertible preferred stock and conversion into common stock upon initial public offering	$238,540	$–
Conversion of related party convertible notes payable into common stock upon initial public offering	$8,092,507	$–
Accrued and unpaid offering costs	$109,412	$–
Estimated fair market value of warrants issued to placement agent in connection with issuance of redeemable convertible preferred stock	$–	$93,863

See accompanying notes to unaudited condensed consolidated financial statements.

Actuate Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2024 and 2023 (unaudited)

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

The shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. In addition, the conversion ratios for each series of the Company’s Redeemable Convertible Preferred Stock (see Note 8), which automatically converted into shares of common stock upon the closing of the Company’s initial public offering (“IPO”), were proportionally adjusted. Stockholders entitled to fractional shares as a result of the reverse stock split were rounded up to the nearest whole share.

Initial Public Offering

On August 14, 2024, the Company completed the closing of its IPO of 2,800,000 shares of common stock at an initial offering price to the public of $8.00 per share, before the underwriters discount of $0.56 per share. Additionally, the underwriters exercised their option (“Overallotment Option”) to purchase an additional 420,000 shares at the same price of $8.00 per share less the underwriters discount on September 12, 2024. The Company’s common shares began trading on the Nasdaq Global Market on August 13, 2024, under the symbol “ACTU”. The Company received net proceeds of approximately $22 million, after deducting discounts and commissions and other offering expenses of approximately $3.7 million for the issuance of 3,220,000 shares of common stock of the Company, including shares issued under the Overallotment Option.

Upon the closing of the Company’s IPO and Overallotment Option, we issued the underwriters warrants to purchase up to 161,000 shares of common stock, representing 5% of the shares of common stock issued under the IPO and Overallotment Option, at an exercise price of $10.00 per share (see Note 9).

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

Actuate Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2024 and 2023 (unaudited) (continued)

Authorized Capital

In addition, effective upon the closing of the Company’s IPO, the Company’s authorized capital consists of 200,000,000 shares of common stock, $0.000001 par value per share, and 10,000,000 shares of preferred stock, $0.000001 par value per share.

Basis of Presentation

The accompanying unaudited condensed financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2023 included in its final prospectus filed with the SEC on August 13, 2024 pursuant to Rule 424(b)(4).

Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Going Concern and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2024, the Company had cash and cash equivalents of $13,523,449 and working capital of $5,765,371. The Company has not generated any revenue and has incurred recurring operating losses since inception. The Company expects to continue to incur losses for the foreseeable future and therefore, the Company’s ability to continue its operations is highly dependent on its ability to raise additional capital to fund its future operations.

During the nine months ended September 30, 2024, the Company issued convertible promissory notes for aggregate principal amount of $5,500,000 to a related party (the “Related Party Convertible Notes Payable”) in exchange for proceeds of $5,500,000, which automatically converted into 884,427 shares of common stock upon the closing of the IPO (see Note 5). On August 14, 2024 and September 12, 2024, the Company received net proceeds of approximately $18.9 million and $3.1 million upon the closing of the IPO and Overallotment Option, respectively, after deducting discounts and commissions and other estimated offering expenses of approximately $3.5 million and $0.2 million, respectively.

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

For The Three and Nine Months Ended September 30, 2024 and 2023 (unaudited) (continued)

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions, and judgements that affect the reported amounts of assets, liabilities, expenses, and related disclosures in the accompanying notes. The Company bases its estimates, assumptions and judgements on historical experience when available and on various factors that it believes to be reasonable under the circumstances as of the date of the accompanying unaudited condensed consolidated financial statements including the fair value of its common stock, fair value of the warrant liability, fair value of Related Party Convertible Notes Payable, stock-based compensation expense, accrued expenses (including accrued expenses related to research and development (“R&D”) as described below), and the recoverability of the Company’s net deferred tax assets and related valuation allowance. In addition, other factors may affect estimates, including the expected business and operational changes, the sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Actual results could differ materially from the estimates and assumptions used in the preparation of the accompanying unaudited condensed consolidated financial statements under different assumptions or conditions.

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

Deferred Offering Costs

The Company capitalized as deferred offering costs all direct and incremental legal, professional, accounting and other third-party fees incurred in connection with the Company’s IPO. Deferred offering costs were offset against IPO proceeds upon the closing of the IPO. Upon closing of the Company’s IPO in August 2024, deferred offering costs of $1,931,189 were transferred to additional paid-in capital to offset the IPO proceeds. The Company had no deferred offering costs as of September 30, 2024 and December 31, 2023. As of September 30, 2024, unpaid offering costs of $105,912 were included in accounts payable and $3,500 were included in other accrued expenses in the accompanying unaudited condensed consolidated balance sheets.

Actuate Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2024 and 2023 (unaudited) (continued)

Fair Value of Financial Instruments

Authoritative guidance requires disclosure of the fair value of financial instruments. The Company applies fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The carrying amount of certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, approximate their estimated fair values primarily due to the short-term nature of the instruments or based on information obtained from market sources and management estimates. The Related Party Convertible Notes Payable (see Note 5) and the Redeemable Convertible Preferred Stock Warrant Liability (see Note 9) were carried at fair value until the closing of the IPO based on unobservable market inputs. The Company measures the fair value of certain of its financial liabilities on a recurring basis. A fair value hierarchy is used to rank the quality and reliability of the information used to determine fair values.

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

Fair Value Option of Accounting for Related Party Convertible Notes Payable

When financial instruments contain various embedded derivatives which may require bifurcation and separate accounting of those derivatives apart from the entire host instrument, if eligible, ASC 825, Financial Instruments (“ASC 825”) allows issuers to elect the fair value option (“FVO”) of accounting for those instruments. The FVO may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. The FVO allows the issuer to account for the entire financial instrument at fair value with subsequent remeasurements of that fair value recorded through the statements of operations at each reporting period until the conversion or payment of the Related Party Convertible Notes Payable balance. A financial instrument is generally eligible for the FVO if, amongst other factors, no part of the convertible, or contingently convertible, instrument is classified in stockholders’ equity.

Based on the eligibility assessment discussed above, the Company concluded that its Related Party Convertible Notes Payable were eligible for the FVO and accordingly elected to apply the FVO to its Related Party Convertible Notes Payable in accordance with ASC 825. Accordingly, the Related Party Convertible Notes Payable were measured at fair value on their issuance dates and remeasured at estimated fair value at the end of each reporting period with changes in fair value recognized as a component of other income (expense) in the unaudited condensed consolidated statements of operations. The primary reason for electing the fair value option was to address simplification and cost-benefit considerations that result from accounting for hybrid financial instruments at fair value in their entirety versus bifurcation of the embedded derivatives from the debt hosts.

Actuate Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2024 and 2023 (unaudited) (continued)

The estimated fair values of the Related Party Convertible Notes Payable are determined using valuation models that incorporated assumptions and estimates. The Company assessed these assumptions and estimates at each financial reporting period as additional information impacting the assumptions was obtained. Assumptions in the models included but were not limited to equity value, volatility, time to a conversion event, risk-free rate and scenario weightings. The fair value measurements of the Related Party Convertible Notes Payable were based on significant inputs that were not observable in the market and represented a Level 3 measurement (see Note 5). The change in fair value related to accrued interest was also included within the single line of change in fair value of Related Party Convertible Notes Payable in the unaudited condensed consolidated statements of operations.

In addition, in certain circumstances, the estimated fair value at issuance may be greater than the face value at issuance. The loss on issuance of the Related Party Convertibles Notes Payable of $400,000 recorded during the nine months ended September 30, 2024 represented the difference between the estimated fair value of the Related Party Convertible Notes Payable and the gross proceeds received on the issuance date based on the assumptions, including the proximity in time to the anticipated IPO, the discount on conversion of the Related Party Convertible Notes Payable, and the increased probability-weighted IPO scenario. In connection with the closing of the Company’s IPO on August 14, 2024, the Related Party Convertible Notes Payable were converted into common stock and no amounts are outstanding as of September 30, 2024 (see Note 5).

Redeemable Convertible Preferred Stock

The Company recorded all shares of Redeemable Convertible Preferred Stock at their respective fair values on the dates of issuance, net of issuance costs. Redeemable Convertible Preferred Stock is recorded outside of permanent equity because while it was not mandatorily redeemable, in certain events considered not solely within the Company’s control, such as a merger, acquisition, or sale of all or substantially all of the Company’s assets, each referred to as a “deemed liquidation event,” the Redeemable Convertible Preferred Stock could become redeemable at the option of the holders of at least a majority of the then outstanding preferred shares. The Company did not adjust the carrying value of the Redeemable Convertible Preferred Stock to its liquidation preference because a deemed liquidation event obligating the Company to pay the liquidation preference to holders of shares of Redeemable Convertible Preferred Stock did not occur prior to conversion and was subsequently not triggered upon the closing of the Company’s IPO when all shares of Redeemable Convertible Preferred Stock converted into shares of common stock.

Redeemable Convertible Preferred Stock Warrants

The Company’s Redeemable Convertible Preferred Stock Warrants (see Note 9) required liability classification and accounting as the underlying Redeemable Convertible Preferred Stock was considered contingently redeemable and could have obligated the Company to transfer assets to the holders at a future date upon occurrence of a deemed liquidation event. The warrants were recorded at their estimated fair value upon issuance and were subject to remeasurement to estimated fair value at each balance sheet date, with changes in the estimated fair value recognized as a component of other income (expense) in the accompanying unaudited condensed consolidated statements of operations. The Company adjusted the warrant liability for changes in estimated fair value until the earlier of the exercise, conversion, or expiration of the Redeemable Convertible Preferred Stock Warrants. In July 2024, the Redeemable Convertible Preferred Stock Warrants were amended to provide that if underlying Redeemable Convertible Preferred Stock Warrants were out-of-the-money based on the initial public offering price in the IPO, the out-of-the-money Redeemable Convertible Preferred Stock Warrants would convert into warrants to purchase common stock with an exercise price per share that reflected the Conversion Ratio (see Note 8) then in effect for the underlying Redeemable Convertible Preferred Stock. Accordingly, the Redeemable Convertible Preferred Stock Warrants were remeasured upon the closing of the IPO and marked to market to their fair value before being reclassified to equity.

Actuate Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2024 and 2023 (unaudited) (continued)

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, Redeemable Convertible Preferred Stock, convertible notes payable, warrants to purchase Redeemable Convertible Preferred Stock, unvested restricted stock awards (“RSAs”), and outstanding stock options and restricted stock units (RSUs) are considered to be potentially dilutive securities (see Note 11).

Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities as the Redeemable Convertible Preferred Stock and common stock subject to repurchase are considered participating securities. The Redeemable Convertible Preferred Stock did not have a contractual obligation to share in the Company’s losses, and unvested RSAs subject to repurchase is considered an unvested stock-based compensation award for accounting purposes. As such, the net loss is attributed entirely to common stockholders. Because the Company has reported a net loss for the reporting periods presented, the diluted net loss per common share is the same as basic net loss per common share for those periods.

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

For The Three and Nine Months Ended September 30, 2024 and 2023 (unaudited) (continued)

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

3.        FAIR VALUE MEASUREMENTS

As of September 30, 2024, there were no financial assets or liabilities carried at fair value which were not equivalent to cost. The following table summarizes the Company’s liabilities measured at fair value as of December 31, 2023:

		Fair Value Measurements at December 31, 2023 Using
	Fair Value at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Redeemable Convertible Preferred Stock Warrant liability	$988,049	$–	$–	$988,049
Total liabilities	$988,049	$–	$–	$988,049

Information pertaining to the changes in the estimated fair value of the Redeemable Convertible Preferred Stock Warrant Liability in connection with the Company’s outstanding warrants to purchase Series B Redeemable Convertible Preferred Stock and Series C Redeemable Convertible Preferred Stock for the nine months ended September 30, 2024 is described in Note 9.

4.        OTHER ACCRUED EXPENSES

Other accrued expenses as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Accrued clinical trial costs	$5,627,976	$3,207,785
Other accrued expenses	468,472	13,469
Total other accrued expenses	$6,096,448	$3,221,254

Actuate Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2024 and 2023 (unaudited) (continued)

5.        RELATED PARTY CONVERTIBLE NOTES PAYABLE

On February 20, 2024, March 27, 2024, and May 8, 2024, the Company issued convertible promissory notes in the amount of $3,000,000, $1,500,000, and $1,000,000, respectively, to Bios Clinical Opportunity Fund, LP, a fund affiliated with a current member and a former member of the board of directors of the Company and a majority shareholder, which notes accrued interest at a rate of 7% per annum and would mature on August 16, 2024, as amended (“Maturity Date”). Principal and accrued interest were due and payable on the Maturity Date, subject to an automatic conversion upon a Qualified Financing (as defined below) or the Company’s first firm commitment underwritten initial public offering of its common stock or at the option of the holder, convertible into shares of Series C Redeemable Convertible Preferred Stock.

In the event the Company either completed a financing of at least $5,000,000 in gross proceeds (“Qualified Financing”) or closed the Company’s first firm commitment underwritten initial public offering of its common stock before the Maturity Date, the Related Party Convertible Notes Payable were to automatically convert into (i) in the case of a Qualified Financing, that number of shares of capital stock issued in such Qualified Financing (the “Qualified Financing Securities”) equal to the quotient obtained by dividing the outstanding principal amount of the Related Party Convertible Notes Payable plus all accrued and unpaid interest thereon by eighty percent (80%) of the per share price at which shares are to be sold in such Qualified Financing or (ii) in the case of an initial public offering, such number of shares of common stock equal to the outstanding principal amount of the Related Party Convertible Notes Payable plus all accrued and unpaid interest thereon, divided by eighty percent (80%) of the initial public offering price.

In the event a Qualified Financing or an initial public offering did not occur prior to the Maturity Date, then on or after the Maturity Date, the holder could elect to either (i) convert the Related Party Convertible Notes Payable into such number of shares of Series C Redeemable Convertible Preferred Stock equal to the principal amount plus the accrued but unpaid interest thereon divided by $7.848 or (ii) elect that the Related Party Convertible Notes Payable become fully due and payable in cash.

Transaction fees of the related party in the amount of $50,000 that were withheld by the related party were expensed as incurred in accordance with ASC 825.

Prior to the closing of the Company’s IPO, the fair value of the Related Party Convertible Notes Payable was estimated at each reporting period using a scenario-weighted binomial lattice model to calculate equity values at different points in time leading up to a conversion event. Assumptions in the model include but are not limited to the following: equity value, conversion price, accrued interest, volatility, risk-free interest rate, dividend yield, time to a conversion event, and scenario weightings. Accrued interest on the Related Party Convertible Notes Payable was included in the determination of the estimated fair value.

In connection with the closing of the Company’s IPO on August 14, 2024, the Company issued Bios Clinical Opportunity Fund, LP 884,427 shares of its common stock upon the conversion of the Related Party Convertible Notes Payable, including accrued interest thereon, at a conversion price of $6.40 per share, representing 80% of the IPO price of $8.00 per share. The Related Party Convertible Notes Payable was marked to market to its fair value on the conversion date before being reclassified to equity. The aggregate fair value at the time of conversion was calculated by multiplying the number of shares of common stock issued upon conversion by the fair value per share on the conversion date, which was the closing price of the Company’s common stock on the Nasdaq Global Market on the closing date of the IPO.

Actuate Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2024 and 2023 (unaudited) (continued)

The following table sets forth the changes in the estimated fair value of the Company’s Related Party Convertible Notes Payable for the nine months ended September 30, 2024:

Balance as of December 31, 2023	$–
Principal amount of Related Party Convertible Notes Payable issued	5,500,000
Loss recorded at issuance (see Note 2)	400,000
Change in fair value	2,192,507
Conversion into common stock	(8,092,507)
Balance as of September 30, 2024	$–

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

7.        LICENSES AND AGREEMENTS

Northwestern License Agreement

On March 31, 2015, the Company entered into an Exclusive License Agreement with Equity (the “Northwestern License Agreement”) with Northwestern University (“Northwestern”). Pursuant to the Northwestern License Agreement, Northwestern granted the Company (a) a nonexclusive license to certain technical information developed in the laboratory of Andrew Mazar (who now serves as the Company’s Chief Operating Officer), and (b) an exclusive license to all results obtained by Andrew Mazar and his collaborators at Northwestern on the use of glycogen synthase kinase-3 beta (“GSK-3β”) (formerly 9-ING-41) and related compounds used for the treatment of cancer and combination therapies. In consideration of the license granted pursuant to the Northwestern License Agreement, the Company granted Northwestern 27,778 shares of the Company’s common stock, representing 5% of the Company’s capital stock on a fully diluted basis on the date of grant. In addition, the Company granted Northwestern the right to participate in future offerings of the Company’s capital securities on the same terms as offered to those participating in the offering. In 2019, Northwestern’s right to participate in future offerings expired.

Actuate Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2024 and 2023 (unaudited) (continued)

UIC License Agreement

On April 6, 2015, the Company entered into an Exclusive License Agreement with Equity (the “UIC License Agreement”) with The Board of Trustees of the University of Illinois (“UIC”), whereby, UIC granted the Company (a) an exclusive, nontransferable license, with the right to sublicense under UIC’s rights in the Patent Rights (as defined in the UIC License Agreement), and (b) a non-exclusive, non-transferable license, with the right to sublicense, to use UIC’s rights in the Technical Information (as defined in the UIC License Agreement) within the Territory and the Field as each such term is defined in the UIC License Agreement. In consideration of the license granted under the UIC License Agreement, the Company issued 46,528 shares of the Company’s common stock to UIC, which represented 5% of the Company’s capital stock on a fully diluted basis at the time of issuance, as defined in the UIC License Agreement, and agreed to pay UIC (i) development milestones of up to $1.25 million, of which, up to $0.25 million is due upon the progress of clinical trials and $1.0 million is due upon the initiation of commercial sales (ii) annual minimum royalty payments of $5,000 beginning on the third anniversary year of the UIC License Agreement and increasing to $15,000 in year four, $35,000 in year five, and $50,000 in year six and each year thereafter, (iii) royalty on net sales for product covered under the Patent Rights in the low single digits with a 50% reduction in royalties for products solely utilizing Technical Information, (iv) a declining percentage of sublicensing revenue based on the escalating stage of development upon a sublicensing event, and (v) the reimbursement of all patent and related expenses incurred by UIC covering the Patent Rights. For the three and nine months ended September 30, 2024, the Company incurred minimum royalty expenses to UIC in the aggregate amount of $0 and $50,000, respectively, which amounts were included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2023, the Company incurred patent and minimum royalty expenses to UIC in the aggregate amount of $0 and $55,524, respectively, which amounts were included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

In addition, the Company entered into a sublicense and collaboration agreement dated August 28, 2017 with an unrelated entity that was covered under the UIC License Agreement, which sublicense agreement was later terminated on January 31, 2018. Under the UIC License Agreement, the Company owed UIC a certain percentage of amounts received under the sublicense agreement in the amount of $449,990. The Company paid UIC 10% of the sublicense fees in the amount of $44,999 and the remaining unpaid balance of $404,991 (“Deferred Amount”) was originally due and payable to UIC in two installments: 50% due and payable on the one-year anniversary from the first commercial sale and 50% due on the second-year anniversary from the first commercial sale. The Deferred Amount is treated as debt and continues to accrue interest at a rate of five percent (5%) per annum, representing the prime rate as of the date of the agreement plus 1%. On July 16, 2024, the Company and UIC entered an amendment to the UIC License Agreement (“UIC Amendment”). Pursuant to the UIC Amendment, accrued interest is due and payable in two installments: (i) 50% was due within 30 days following the closing of the Company’s IPO; and (ii) 50% is due within 30 days following the first anniversary of the closing of the IPO. Thereafter, interest will be paid annually within 30 days following the second anniversary of the closing of the IPO and annually thereafter. In addition, the UIC Amendment provides for payment of the Deferred Amount and any accrued interest thereon upon the first to occur of (i) termination of the UIC License Agreement by the Company, (ii) the Company ceases development of the licensed UIC technology, (iii) the Company consummates a Change in Control (as defined in the UIC License Agreement), (iv) the Company sublicenses the licensed technology or the developed product, (v) the one-year anniversary following approval of a NDA of a licensed product, or (vii) the Company executes a partnership agreement with any entity resulting in the payment to us above a specified milestone amount or the Company secures cumulative financing equal to or exceeding $200 million. In addition, the UIC Amendment provides that to the extent the Company secures equity financing equal to or exceeding $85 million through its IPO or otherwise, 50% of the Deferred Amount is due and payable within 30 days. The remaining 50% of the Deferred Amount shall be due and payable upon the first to occur of any of the events noted above in clauses (i) through (vii). Finally, the UIC Amendment provides that for as long as the Company or a sublicensee is selling the licensed product, the Company will pay all consideration provided for in the original UIC License Agreement and described above until the last to expire market exclusivity date, the period of which for all products in a jurisdiction will not exceed a total of seven (7) years beginning with the date regulatory approval is granted for the first licensed product in the jurisdiction, and such obligation will survive termination of the UIC License Agreement.

Interest payable to UIC was $72,649 as of September 30, 2024, of which amount, $70,957 is classified as current and $1,692 is classified as non-current, and are included in the accompanying unaudited condensed consolidated balance sheet. At December 31, 2023, accrued interest to UIC was $130,041, which is included in the accompanying consolidated balance sheet.

Actuate Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2024 and 2023 (unaudited) (continued)

8.        STOCKHOLDERS’ DEFICIT

Authorized and Issued Capital

Effective upon the closing of the Company’s IPO, the Company’s authorized capital consists of 200,000,000 shares of common stock, $0.000001 par value per share, and 10,000,000 shares of preferred stock, $0.000001 par value per share. As of September 30, 2024 and December 31, 2023, there were 19,531,636 and 1,690,760 shares of common stock issued and outstanding, respectively.

Prior to the closing of the Company’s IPO, the Company’s authorized capital consisted of 38,108,584 shares of common stock, $0.000001 par value per share, and 33,463,018 shares of preferred stock, $0.000001 par value per share, of which, the Company had designated multiple series of redeemable convertible preferred stock (“Redeemable Convertible Preferred Stock”) that were converted into common stock upon the closing of the IPO.

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

The shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. In addition, the conversion price for each series of the Company’s Redeemable Convertible Preferred Stock, which automatically converted into shares of common stock upon the closing of the IPO, were proportionally adjusted. Fractional shares resulting from the reverse stock split were rounded up to the nearest whole share.

Redeemable Convertible Preferred Stock

On August 14, 2024, the closing date of the Company’s IPO, all shares of Redeemable Convertible Preferred Stock were automatically converted into 13,710,379 shares of common stock.

Immediately prior to the closing of the Company’s IPO, Redeemable Convertible Preferred Stock was comprised of the following:

	Number of Shares Authorized	Number of Shares Issued and Outstanding	Face Amount	Original Issue Price	Common Stock Issuable Upon Conversion
Series A	1,983,663	1,983,663	$3,967,333	$2.00000	1,102,039
Series B-1	4,133,477	3,858,547	14,121,012	$3.65967	2,143,652
Series B-2	2,307,017	2,307,017	8,824,986	$3.82528	1,281,680
Series B-3	1,625,000	1,625,000	6,500,000	$4.00000	902,786
Series B-4	11,961,721	9,333,928	39,015,819	$4.18000	5,185,526
Series C	11,452,140	5,570,200	24,286,072	$4.36000	3,094,696
	33,463,018	24,678,355	$96,715,222		13,710,379

Actuate Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2024 and 2023 (unaudited) (continued)

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

The rights, preferences, privileges and restrictions granted to or imposed on the Company’s Redeemable Convertible Preferred Stock or the holders thereof was as follows:

Dividends

The holders of Redeemable Convertible Preferred Stock were entitled to receive dividends, out of any assets legally available therefore, prior and in preference to any declaration or payment of any dividend to the common stockholders, at the rate of 8.0% per annum on each of the Series A, Series B-1, Series B-2, Series B-3, Series B-4, and Series C original issue prices, payable when, and if declared by the Board. Such dividends shall be cumulative and if less than the full amount of dividends payable on the Redeemable Convertible Preferred Stock if declared and paid, any such payments shall be made ratably among the holders of the Redeemable Convertible Preferred Stock in proportion to the total amount each holder would be entitled to receive if the full amount of dividends payable on the Redeemable Convertible Preferred Stock had been declared. During the nine months ended September 30, 2024 and the year ended December 31, 2023, no dividends had been declared or paid.

Conversion

Effective upon the closing of the IPO, each share of Redeemable Convertible Preferred Stock converted into that number of shares of common stock based on the conversion ratio of 0.555555 shares of common stock per share of Redeemable Convertible Preferred Stock (“Conversion Ratio”). The Conversion Ratio was determined by dividing the applicable initial purchase price (the “Initial Purchase Price”) of such share by the applicable Conversion Price. The Conversion Price for each series of Redeemable Convertible Preferred Stock as of August 14, 2024 (the closing date of the IPO) and December 31, 2023 were as follows: Series A - $3.6000; Series B-1 - $6.5874; Series B-2 - $6.8855; Series B-3 - $7.2000; Series B-4 - $7.5240; and Series C - $7.8480, which reflects the 1-for-1.8 reverse stock split discussed above.

Voting Rights

Prior to conversion, the holders of Redeemable Convertible Preferred Stock had the right to one vote for each whole share of common stock into which such Redeemable Convertible Preferred Stock could then be converted. With respect to such vote, the holder had full voting rights and powers equal to the voting rights and powers of the holders of common stock, was entitled to notice of any stockholders’ meeting in accordance with the bylaws of the Company, and was entitled to vote, together with holders of common stock, with respect to any matter upon which holders of common stock had the right to vote.

Actuate Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2024 and 2023 (unaudited) (continued)

Redemption and Balance Sheet Classification

Prior to conversion, the Redeemable Convertible Preferred Stock was recorded outside permanent equity because, while it was not mandatorily redeemable, it would become redeemable at the option of the holders upon the occurrence of certain deemed liquidation events that were considered not solely within the Company’s control.

Reserved Shares

As of September 30, 2024, the Company reserved the following shares of common stock for issuance upon the (i) exercise of outstanding warrants, (iv) exercise of issued and outstanding stock option awards and restricted stock unit awards, and (v) to reserve the remaining shares available for grant under the 2024 Stock Incentive Plan (“2024 Plan”):

September 30, 2024
Warrants issued and outstanding to purchase common stock	255,599
Stock option awards issued and outstanding	763,317
Restricted stock unit awards issued and outstanding	544,111
Shares reserved for issuance under the 2024 Plan	2,402,362
Total	3,965,389

9.       WARRANTS

As of September 30, 2024, the following warrants to purchase up to 255,599 shares of common stock were outstanding:

	Warrants Outstanding	Exercise Price per Share	Expiry Date
Warrants issued under IPO	161,000	$10.00	August 12, 2027
Warrants originally issued in conjunction with Series B Redeemable Convertible Preferred Stock	76,376	$10.55	August 13, 2026
Warrants originally issued in conjunction with Series C Redeemable Convertible Preferred Stock	18,223	$9.42	August 13, 2026
Total	255,599

Actuate Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2024 and 2023 (unaudited) (continued)

Warrants Issued Under IPO

Upon the closing of the Company’s IPO and Overallotment Option, we issued the underwriters warrants to purchase up to 161,000 shares of common stock, representing 5% of the shares of common stock issued under the IPO and Overallotment Option, at an exercise price of $10.00 per share (“Underwriter Warrants”), representing 125% of the initial offering price. The Underwriter Warrants are not exercisable prior to February 8, 2025 (or 180-days from the effective date of the registration statement), and expire on August 12, 2027. The Underwriter Warrants can only be exercised on a cash basis through November 11, 2025 and only on a cashless basis on November 12, 2025 and thereafter. The Underwriter Warrants met the criteria for equity classification and were recorded as a component of additional paid-in capital at the time of issuance.

Redeemable Convertible Preferred Stock Warrants and Warrant Liability

On June 30, 2023, in connection with issuance of the Series C Redeemable Convertible Preferred Stock, the Company issued the placement agent warrants to purchase 18,223 shares of Series C Redeemable Convertible Preferred Stock at an exercise price of $9.42 per share (“Series C Redeemable Convertible Preferred Stock Warrants” or “Series C Warrants”). The warrants were to terminate at the earlier of (i) five (5) years from the issuance date, (ii) the consummation of a change of control, or (iii) upon the first closing of an initial public offering of the Company’s common stock. The warrants have a net exercise provision under which the holders could, in lieu of payment of the exercise price in cash, surrender the warrant and receive a net amount of shares based on the fair market value of the Company’s stock at the time of exercise of the warrants after deduction of the aggregate exercise price. The warrants contain provisions for adjustment of the exercise price and number of shares issuable upon the exercise of warrants in the event of certain stock dividends, stock splits, reorganizations, reclassifications, and consolidations. The initial estimated fair value of the warrants of $93,863 was calculated using the Black-Scholes valuation model and recorded as a reduction to Redeemable Convertible Preferred Stock and a corresponding increase in the warrant liability.

On September 7, 2018, in connection with convertible promissory note payable agreements, the Company agreed to issue the noteholders warrants to purchase shares of Series B-1 Redeemable Convertible Preferred Stock (“Series B Redeemable Convertible Preferred Stock Warrants” or “Series B Warrants”). Warrants to purchase 76,376 shares of Series B-1 Redeemable Convertible Preferred Stock were issued at an exercise price of $5.27 per share and warrants to purchase 76,376 shares of Series B-1 Redeemable Convertible Preferred Stock were issued at an exercise price of $10.55 per share. The warrants were to terminate at the earlier of (i) ten (10) years from the issuance date, (ii) the consummation of a change of control, or (iii) upon the first closing of an initial public offering of the Company’s common stock. The warrants have a net exercise provision under which the holders could, in lieu of payment of the exercise price in cash, surrender the warrant and receive a net amount of shares based on the fair market value of the Company’s stock at the time of exercise of the warrants after deduction of the aggregate exercise price. The warrants contain provisions for adjustment of the exercise price and number of shares issuable upon the exercise of warrants in the event of certain stock dividends, stock splits, reorganizations, reclassifications, and consolidations. The initial estimated fair value of the warrants of $805,292 was recorded on the closing date of a private placement in April 2019, representing the initial date the warrants could be measured.

The Company remeasured the fair value of the Series B Warrants and Series C Warrants at the end of each reporting period, with any adjustments being recorded as a component of other income (expense) in the accompanying unaudited condensed consolidated statements of operations.

Actuate Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2024 and 2023 (unaudited) (continued)

Upon the closing of the IPO on August 14, 2024, the Series B Warrants issued at an exercise price of $5.27 per share (in-the-money warrants) were automatically exercised and settled on a cashless basis for shares of our Series B Redeemable Convertible Preferred Stock, and such shares of Series B Redeemable Convertible Preferred Stock were subsequently converted into 26,070 shares of our common stock. The fair value at the time of settlement of $238,540 was calculated by multiplying the number of shares of common stock issued upon settlement by the fair value per share on the settlement date, which was the closing price of the Company’s common stock on the Nasdaq Global Market on the closing date of the IPO. Upon the settlement of the in-the-money warrants, the Company recorded a gain on settlement of $343,240 on August 14, 2024. In addition, upon the closing of the IPO, the remaining out-of-the money Series B Warrants and Series C Warrants were amended in July 2024 to become exercisable for the same number of shares of common stock with an exercise price of $10.55 and $9.42 per share, respectively, and exercisable for a period of two years after the closing date of the IPO or through August 13, 2026.

The estimated fair value of the warrant liability for the Series B Warrants and Series C Warrants was $0 and $988,049 as of September 30, 2024 and December 31, 2023, respectively (see Note 3). The following table sets forth the changes in the estimated fair value of the warrant liability in connection with the Company’s Series B Warrants and Series C Warrants for the nine months ended September 30, 2024:

Estimated fair value as of December 31, 2023	$988,049
Change in fair value	78,903
Exercise of in-the-money warrants to purchase redeemable convertible preferred stock and conversion into common stock upon closing of IPO	(238,540)
Gain on settlement of in-the-money warrants upon conversion into common stock upon closing of IPO	(343,240)
Reclassification of warrant liability to equity upon exchange of warrants to purchase redeemable convertible preferred stock for warrants to purchase common stock upon closing of IPO	(485,172)
Balance as of September 30, 2024	$–

During the three months ended September 30, 2024, the decrease in fair value of the in-the-money Series B Warrants was $3,280 and during the nine months ended September 30, 2024, the increase in fair value of the in-the-money Series B Warrants was $96,050. Prior to settlement and as of December 31, 2023, the fair value of the in-the-money Series B Warrants was determined using the Black-Scholes valuation model with the following assumptions:

	In-the-Money Series B Warrants
	Prior to Settlement	December 31, 2023
Expected term (in years)	4.04	4.7
Expected volatility	127.26%	80.68%
Weighted average risk-free interest rate	5.25%	4.48%
Expected dividend yield	0.00%	0.00%
Fair value of convertible preferred stock	$8.82	$8.60

Actuate Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2024 and 2023 (unaudited) (continued)

The out-of-the money Series B Warrants and Series C Warrants were remeasured upon the closing of the IPO and marked to market to its aggregate fair value of $485,172 before being reclassified to equity. During the three and nine months ended September 30, 2024, the decrease in fair value of the out-of-the-money Series B Warrants and Series C Warrants was $190,671 and $17,147, respectively. The fair value of the out-of-the money Series B Warrants and Series C Warrants as of the closing date of the IPO and December 31, 2023 was determined using the Black-Scholes valuation model with the following assumptions:

	Out-of-the Money Series B Warrants		Out-of-the Money Series C Warrants
	August 14, 2024	December 31, 2023	August 14, 2024	December 31, 2023
Expected term (in years)	2.0	4.7	2.0	4.5
Expected volatility	111.47%	80.68%	111.47%	80.68%
Weighted average risk-free interest rate	3.97%	4.48%	3.97%	4.48%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Fair value of convertible preferred stock	–	$8.60	–	$8.50
Fair value of common stock per share	$9.15	–	$9.15	–

10.        EQUITY COMPENSATION PLANS

Stock Incentive Plans

In connection with the Company’s IPO, our board of directors adopted and our stockholders approved our 2024 Plan, which became effective on August 12, 2024, the effective date of the registration statement for the Company’s IPO. The purpose of the 2024 Plan is to enhance the Company’s ability to attract, retain and motivate individuals by providing these individuals with equity ownership and incentive opportunities. All of the Company’s employees, as well as all of the Company’s non-employee directors and other consultants, advisors and other persons who provide services to the Company are eligible to receive incentive awards under the 2024 Plan, including stock options grants, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and other awards. Up to 3,316,444 shares of common stock were reserved for future issuance under the 2024 Plan, which number included 496,801 shares of common stock reserved for issuance under the 2015 Plan as of the closing of the IPO. In addition, the number of shares of common stock available for issuance under the 2024 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2025 and ending on and including January 1, 2034 equal to the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Board. As of September 30, 2024, there were 2,402,362 shares available for grant under the 2024 Plan.

In addition, the Company had previously adopted the 2015 Stock Incentive Plan (the “2015 Plan”). As of September 30, 2024, there were 393,346 stock options outstanding and 77,105 unvested RSAs outstanding under the 2015 Plan. Upon the effective date of the 2024 Plan on August 12, 2024, there were no remaining shares available for grant under the 2015 Plan.

Restricted Stock Awards

There were no RSAs granted during the nine months ended September 30, 2024. At September 30, 2024, the total estimated unrecognized compensation cost related to unvested service-based RSAs and unvested performance based RSAs was approximately $131,000 and $42,000, respectively. The unrecognized cost related for service-based RSAs is expected to be recognized over the remaining weighted average vesting period of 0.44 years. The unrecognized cost related to performance-based RSAs will be recognized ratably over the performance period based upon the probable number of shares expected to vest. As of September 30, 2024, there was no expense recorded for the outstanding performance-based RSAs.

Actuate Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2024 and 2023 (unaudited) (continued)

The following summarizes our RSAs transaction activity for the nine months ended September 30, 2024:

	Restricted Common Stock Award Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2023	169,030	$2.21
Granted	–	$–
Vested	(91,925)	$2.11
Forfeited	–	$–
Unvested balance at September 30, 2024	77,105	$2.33

Restricted Stock Units

Upon the closing of the IPO, we granted 544,111 RSUs to our president and chief executive officer pursuant to his employment agreement. At September 30, 2024, the total estimated unrecognized compensation cost related to unvested RSUs was approximately $4,652,000. This cost is expected to be recognized over the remaining weighted average vesting period of 1.41 years.

The following summarizes our RSUs transaction activity for the nine months ended September 30, 2024:

	Restricted Common Stock Unit Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2023	–	$–
Granted	544,111	$9.15
Vested	–	$–
Forfeited	–	$–
Unvested balance at September 30, 2024	544,111	$9.15

Stock Options

The following summarizes our stock option transaction activity for the nine months ended September 30, 2024:

	Number of Stock Options	Grant Date Weighted Average Exercise Price
Outstanding at December 31, 2023	265,566	$2.14
Options granted	497,751	$7.15
Options exercised	–	$–
Options canceled and forfeited	–	$–
Outstanding at September 30, 2024	763,317	$5.41

Actuate Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2024 and 2023 (unaudited) (continued)

As of September 30, 2024, total unrecognized stock-based compensation cost related to stock options was approximately $2,776,000. This cost is expected to be recognized over the weighted average remaining period of 1.74 years.

The following table provides the assumptions used in determining the estimated fair value of stock option awards granted during the nine months ended September 30, 2024:

Nine Months Ended September 30, 2024
Expected volatility	94.71%
Risk-free interest rate	3.89%
Expected dividend yield	0.00%
Expected term (in years)	5.97

The following table summarizes the stock-based compensation expense recorded in the accompanying unaudited condensed consolidated statements of operations during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$19,404	$15,667	$123,973	$51,534
General and administrative	546,577	139,560	680,233	249,955
Total	$565,981	$155,227	$804,206	$301,489

The Company has not recognized and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance related to its net deferred tax assets.

11.       NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(5,970,961)	$(6,337,925)	$(20,839,239)	$(17,132,466)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	10,772,640	1,472,182	4,647,199	1,412,151

Net loss per share attributable to common stockholders, basic and diluted	$(0.55)	$(4.31)	$(4.48)	$(12.13)

Actuate Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2024 and 2023 (unaudited) (continued)

The potential dilutive effect of Redeemable Convertible Preferred Stock and Related Party Convertible Notes outstanding during the periods are calculated using the if-converted method assuming the conversion of underlying instruments as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. The potential dilutive effect of outstanding stock options, unvested RSAs, unvested RSUs, and outstanding warrants during the period are calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive.

The number of whole shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect were as follows:

	September 30,
	2024	2023
Redeemable Convertible Preferred Stock	–	13,710,379
Options issued and outstanding	763,317	225,414
Unvested RSAs	77,105	200,600
Unvested RSUs	544,111	–
Warrants issued and outstanding	255,599	170,975
Total	1,640,132	14,307,368

12.       RELATED PARTY TRANSACTIONS

On August 12, 2024, we issued to Bios Clinical Opportunity Fund, LP, a fund affiliated with a current member and a former member of the board of directors of the Company and a majority shareholder, a promissory note in the principal amount of $200,000 (“August Note”) in exchange for net proceeds of $200,000. The August Note accrued interest at a rate of 7% per annum and was due and payable on the earlier of (i) the closing of the IPO or (ii) August 16, 2024. The August Note was paid in full on August 14, 2024, including accrued interest thereon.

On February 20, 2024, March 27, 2024, and May 8, 2024, the Company issued convertible promissory notes in the amount of $3,000,000, $1,500,000, and $1,000,000, respectively, to Bios Clinical Opportunity Fund, LP (see Note 5).

During 2018, the Company entered into a master service agreement with Pacific BioPharma Logistics, Inc. (“PBL”) to provide clinical support related to the packaging, labeling, kitting, storage, distribution and inventory of the Company’s investigational products. Mr. Richard Kenley, Vice President of Manufacturing for the Company (but not an “executive officer” of the Company, as defined under Rule 3b-7 of the Securities Exchange Act of 1934, as amended), is an unpaid advisor for PBL and his spouse is a shareholder in PBL. During the nine months ended September 30, 2024 and 2023, we incurred $719,489 and $619,546, respectively, in services provided by PBL, which amounts are included in research and development expense in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2024 and December 31, 2023, we had an outstanding balance owed to PBL of $67,588 and $52,206, respectively, which amounts are included in accounts payable in the accompanying unaudited condensed consolidated balance sheets.

13.       SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and transactions through the date these unaudited condensed financial statements were issued, to ensure these financial statements include appropriate disclosure of events both recognized in the financial statements and events which occurred but were not recognized in the financial statements. The Company has concluded that no subsequent event has occurred that requires disclosure, except as described herein.

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

Business Overview

We are a clinical stage biopharmaceutical company focused on developing therapies for the treatment of high impact, difficult to treat cancers through the inhibition of glycogen synthase kinase-3 (“GSK-3”). We are developing elraglusib (formerly 9-ING-41), a small molecule that is designed to enter cancer cells and block the function of the enzyme GSK-3β, a master regulator of complex biological signaling cascades, including those mediated by oncogenes, that lead to tumor cell survival, growth, migration, and invasion. We believe that the blockade of GSK-3β signaling ultimately results in the death of the cancer cells and the regulation of anti-tumor immunity. Our lead clinical program is an intravenous injection solution of elraglusib (“Elraglusib Injection”) that we are evaluating for the treatment of metastatic pancreatic ductal adenocarcinoma (“mPDAC”) referred to as Actuate-1801. Elraglusib Injection has also been evaluated in pediatric cancer patients with recurrent/refractory solid cancers and the data from this study (Actuate-1902), also identified Ewing sarcoma as a potential second indication for further development of Elraglusib Injection. We are currently advancing a Phase 2 clinical trial for the treatment of mPDAC and a Phase 1/2 clinical trial in refractory pediatric malignancies, including Ewing sarcoma.

We have developed several oral dosage forms of elraglusib, which we believe will allow us to expand the number of cancer indications that we are able to target and allow us to further explore optimal dosing. A clinical candidate tablet (Elraglusib Oral Tablet) has been selected for further development and we are planning a Phase 1 study (Actuate-2401) to identify the maximum tolerated does (“MTD”) and recommended Phase 2 dose (“RP2D”) for Elraglusib Oral Tablet in patients with advanced, refractory adult cancers subject to future funding. Subject to additional funding, several Phase 2 studies have been identified for further clinical development of Elraglusib Oral Tablet based on data from the Actuate-1801 study in indications, including but not limited to, refractory, metastatic melanoma and refractory, metastatic colorectal cancer.

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

We have incurred significant operating losses and negative cash flows from operations since our inception. Our net losses were approximately $24.7 million and $20.2 million for the years ended December 31, 2023 and 2022, respectively, and $20.8 million and $17.1 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of approximately $125.9 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and, to a lesser extent, from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses in the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for, and potentially commercialize elraglusib, and potentially seek to discover and develop additional product candidates, utilize third parties to manufacture elraglusib, hire additional personnel, expand and protect our intellectual property, and incur additional costs associated with being a public company. If we obtain regulatory approval for elraglusib, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution.

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

As of September 30, 2024, we had cash and cash equivalents of approximately $13.5 million. Based on our current operating plan, we estimate that our existing cash and cash equivalents as of the date of this Report will not satisfy the Company’s operational and capital requirements through twelve months from the issuance date of these unaudited condensed consolidated financial statements.

Also, we will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for elraglusib or any future product candidates, which we expect will take a number of years and may never occur. As a result, we will need substantial additional funding to support our continuing operations and pursue our business strategy. Until such time we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity offerings, debt financings, or other capital sources, including potential future collaborations, licenses, and other similar arrangements and non-dilutive arrangements to the extent available through licensing partner funding, foundations and grants. We intend to seek additional financing in the near term; however, we may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements or arrangements as, and when needed, we may delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, or even cease operations.

Recent Developments

IPO

On August 14, 2024, the Company completed the closing of its IPO of 2,800,000 shares of common stock at an initial offering price to the public of $8.00 per share, before the underwriters discount of $0.56 per share. Additionally, the underwriters exercised their option (“Overallotment Option”) to purchase an additional 420,000 shares at the same price of $8.00 per share less the underwriters discount on September 12, 2024. The Company’s common shares began trading on the Nasdaq Global Market on August 13, 2024, under the symbol “ACTU”. The Company received net proceeds of approximately $22 million, after deducting discounts and commissions and other offering expenses of approximately $3.7 million for the issuance of 3,220,000 shares of common stock of the Company, including shares issued under the Overallotment Option.

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

In addition, the Company’s Redeemable Convertible Preferred Stock, Related Party Convertible Notes Payable and in-the-money warrants to purchase the Company’s Redeemable Convertible Preferred Stock converted into or were automatically exercised for, as applicable, common stock immediately prior to the closing of the IPO.

Authorized Capital

Effective upon the closing of the Company’s IPO, the Company’s authorized capital consisted of 200,000,000 shares of common stock, $0.000001 par value per share, and 10,000,000 shares of preferred stock, $0.000001 par value per share.

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

We anticipate our general and administrative expenses will increase substantially in the future as we expand our operations, including increasing our headcount to support our continued research and development activities and preparing for later-stage clinical trials and potential commercialization of elraglusib. We also anticipate we will continue to incur increased accounting, audit, legal, regulatory, compliance, director and officer insurance, and investor and public relations expenses associated with operating as a public company.

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

The Redeemable Convertible Preferred Stock Warrants required liability classification as the underlying Redeemable Convertible Preferred Stock was considered contingently redeemable and could have obligated us to transfer assets to the holders at a future date upon occurrence of a deemed liquidation event. The warrants were recorded at fair value upon issuance and were subject to remeasurement to fair value at each balance sheet date, with any changes in fair value recognized in other income (expense), net. We adjusted the warrant liability for changes in fair value until the earlier of the exercise, conversion, or expiration of the Redeemable Convertible Preferred Stock Warrants. In July 2024, the Redeemable Convertible Preferred Stock Warrants were amended to provide that if underlying Redeemable Convertible Preferred Stock Warrants were out-of-the-money based on the initial public offering price in the IPO, the out-of-the-money Redeemable Convertible Preferred Stock Warrants would convert into warrants to purchase common stock. Accordingly, the Redeemable Convertible Preferred Stock Warrants were remeasured upon the closing of the IPO and marked to market to its fair value before being reclassified to equity.

Loss on Issuance of Related Party Convertible Notes Payable; Change in Estimated Fair Value of Related Party Convertible Notes Payable

The Related Party Convertible Notes Payable were measured at fair value on their issuance date and remeasured at estimated fair value at the end of each reporting period with changes in fair value recognized as a component of other income (expense). Upon issuance of the Related Party Convertible Notes Payable, we elected to apply the fair value option to the Related Party Convertible Notes Payable in accordance with ASC 825, Financial Instruments. In certain circumstances, the estimated fair value at issuance may be greater than the principal amount at issuance. The loss on issuance of the Related Party Convertible Notes Payable represented the difference between the estimated fair value of the Related Party Convertible Notes Payable on the issuance date and the gross proceeds received on the issuance date based on the valuation assumptions, including but not limited to, the proximity in time to the IPO, the discount on conversion of the Related Party Convertible Notes Payable upon a financing or IPO, and the increased probability weighted IPO scenario on the issuance date.

Prior to the closing of the Company’s IPO, the fair value of the Related Party Convertible Notes Payable was estimated at each reporting period using a scenario-weighted binomial lattice model to calculate equity values at different points in time leading up to a conversion event. Assumptions in the model included but were not limited to the following: equity value, conversion price, accrued interest, volatility, risk-free interest rate, dividend yield, time to a conversion event, and scenario weightings. Accrued interest on the Related Party Convertible Notes Payable was included in the determination of the estimated fair value.

In connection with the closing of the Company’s IPO on August 14, 2024, the Company issued Bios Clinical Opportunity Fund, LP 884,427 shares of its common stock upon the conversion of the Related Party Convertible Notes Payable, including accrued interest thereon, at a conversion price of $6.40 per share, representing 80% of the IPO price of $8.00 per share. The Related Party Convertible Notes Payable was marked to market to its fair value on the conversion date before being reclassified to equity. The aggregate fair value at the time of conversion was calculated by multiplying the number of shares of common stock issued upon conversion by the fair value per share on the conversion date, which was the closing price of the Company’s common stock on the Nasdaq Global Market on the closing date of the IPO.

Interest Expense

Interest expense represents interest owed to UIC under our license agreement with UIC, whereby UIC agreed to defer amounts owed to UIC under a former sublicense agreement in the amount of $404,991.

Interest Income

Interest income represents interest earned on our cash and cash equivalents at the then prevailing market rates.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023:

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Change
Operating expenses:
Research and development	$3,757,102	$5,761,506	$(2,004,404)
General and administrative	1,635,801	714,167	921,634
Total operating expenses	5,392,903	6,475,673	(1,082,770)
Loss from operations	(5,392,903)	(6,475,673)	1,082,770
Other income (expense):
Change in estimated fair value of warrant liability (non-cash)	193,951	16,866	177,085
Gain on settlement of warrants (non-cash)	343,240	–	343,240
Change in estimated fair value of related party convertible notes payable (non-cash)	(1,192,507)	–	(1,192,507)
Interest expense	(3,489)	(5,062)	1,573
Interest income	80,747	125,944	(45,197)
Total other income (expense), net	(578,058)	137,748	(715,806)
Net loss	$(5,970,961)	$(6,337,925)	$366,964

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Change
External clinical trial expenses	$2,615,267	$3,427,596	$(812,329)
Personnel and consulting expenses	646,885	1,044,438	(397,553)
Preclinical and biomarker research	23,475	849,957	(826,482)
CMC related costs	471,475	439,515	31,960

Total research and development expenses	$3,757,102	$5,761,506	$(2,004,404)

The decrease in research and development expenses of approximately $2.0 million for the three months ended September 30, 2024 compared to the same prior year period was primarily due to (i) a decrease in preclinical and biomarker studies in the current period of approximately $0.8 million due to few contracted studies in the current period, (ii) a decrease in external clinical trial expenses of approximately $0.8 million mostly related to fewer patients on treatment in the randomized Phase 2 mPDAC trial (Actuate-1801 Part 3B) during the current period, and (iii) a decrease in personnel and consulting fees of approximately $0.4 million primarily due to a decrease in consulting fees in the current period as certain consultants transitioned to full-time employment at an overall lower cost to the Company.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Change
Personnel-related expenses	$909,075	$402,692	$506,383
Professional and consulting fees	464,503	248,738	215,765
Other expenses	262,223	62,737	199,486

Total general and administrative expenses	$1,635,801	$714,167	$921,634

The increase in general and administrative expenses of approximately $0.9 million for the three months ended September 30, 2024 compared to the same prior year period was primarily due to (i) an increase in personnel-related expenses of approximately $0.5 million mostly due to an increase in non-cash stock-based compensation expense of $0.4 million related to awards granted to the president and chief executive officer, the chief financial officer, and the members of the board of directors in connection with the IPO combined with an increase in compensation expense of approximately $0.1 million related to hiring the Company’s chief financial officer in June 2024, (ii) an increase in professional and consulting fees of approximately $0.2 million primarily related to increased investor relations fees, increased accounting fees, and increased general corporate legal fees associated with operating as a public company during the current quarter combined with an increase in intellectual property fees and tax preparation fees, and (iii) an increase in other expenses of approximately $0.2 million primarily due to an increase in the cost of directors and officer insurance combined with an increase in board fees and other public company expenses.

Other Income (Expense)

Other income (expense), net, for the three months ended September 30, 2024 and 2023 is comprised of the following:

•	Change in fair value of warrant liability —During the three months ended September 30, 2024 and 2023, we recognized a decrease in fair value of the warrant liability of $193,951 and $16,866, respectively, based on the estimated fair value of warrant liability using the Black-Scholes valuation model at August 14, 2024 (closing date of the IPO) and September 30, 2023, respectively, which amounts are included in other income (expense) in the accompanying unaudited condensed consolidated financial statements.

•	Gain on settlement of warrants — Upon the closing of the IPO on August 14, 2024, the Company’s Series B Redeemable Convertible Preferred Stock Warrants issued at an exercise price of $5.27 per share (in-the-money warrants) were automatically exercised and settled on a cashless basis for shares of our Series B Redeemable Convertible Preferred Stock, and such shares of Series B Redeemable Convertible Preferred Stock were subsequently converted into 26,070 shares of our common stock. The fair value at the time of settlement of $238,540 was calculated by multiplying the number of shares of common stock issued upon settlement by the fair value per share on the settlement date, which was the closing price of the Company’s common stock on the Nasdaq Global Market on the closing date of the IPO. Upon the settlement of the in-the-money warrants, the Company recorded a gain on settlement of $343,240.

•	Change in estimated fair value of Related Party Convertible Notes Payable — The change in the estimated fair value of the Related Party Convertible Notes Payable of $1,192,507 for the three months ended September 30, 2024 represents the difference between the estimated fair value at June 30, 2024 and the estimated fair value upon conversion into shares of common stock on August 14, 2024. The aggregate fair value at the time of conversion was calculated by multiplying the number of shares of common stock issued upon conversion by the fair value per share on the conversion date, which was the closing price of the Company’s common stock on the Nasdaq Global Market on the closing date of the IPO.

•	Interest expense — Interest expense for the three months ended September 30, 2024 and 2023 represents interest accrued on amounts owed under a license agreement with UIC, whereby UIC agreed to defer amounts payable to UIC under a former sublicense agreement in the amount of $404,991 in exchange for an interest-bearing license payable.

•	Interest income — Interest income for the three months ended September 30, 2024 and 2023 represents interest earned on cash and cash equivalents based on the prevailing market rates. The decrease in interest income for the three months ended September 30, 2024 compared to the same prior year period is primarily due to a lower average cash balance on hand compared to the same prior year period.

Comparison of the Nine Months Ended September 30, 2024 and 2023:

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Change
Operating expenses:
Research and development	$14,990,337	$15,062,505	$(72,168)
General and administrative	3,611,269	2,296,143	1,315,126
Total operating expenses	18,601,606	17,358,648	1,242,958
Loss from operations	(18,601,606)	(17,358,648)	(1,242,958)
Other income (expense):
Change in estimated fair value of warrant liability (non-cash)	(78,903)	(28,224)	(50,679)
Gain on settlement of warrants (non-cash)	343,240	–	343,240
Loss on issuance of related party convertible notes payable at fair value (non-cash)	(400,000)	–	(400,000)
Change in estimated fair value of related party convertible notes payable (non-cash)	(2,192,507)	–	(2,192,507)
Interest expense	(13,641)	(38,578)	24,937
Interest income	104,178	292,984	(188,806)
Total other income (expense), net	(2,237,633)	226,182	(2,463,815)
Net loss	$(20,839,239)	$(17,132,466)	$(3,706,773)

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Change
External clinical trial expenses	$11,200,195	$9,019,684	$2,180,511
Personnel and consulting expenses	2,158,804	2,986,142	(827,338)
Preclinical and biomarker research	366,122	1,169,824	(803,702)
CMC related costs	1,265,216	1,886,855	(621,639)

Total research and development expenses	$14,990,337	$15,062,505	$(72,168)

The decrease in research and development expenses of approximately $0.1 million for the nine months ended September 30, 2024 compared to the same prior year period was primarily due to (i) a decrease in personnel and consulting fees of approximately $0.8 million primarily due to a decrease in consulting fees in the current period as certain consultants transitioned to full-time employment at an overall lower cost to the Company, (ii) a decrease in preclinical and biomarker studies in the current period of approximately $0.8 million due to few contracted studies in the current period, and (iii) a decrease of approximately $0.6 million in CMC related costs due to a decrease in manufacturing costs of elraglusib in the current period due to the timing of drug substance manufacturing to support the randomized Phase 2 mPDAC trial (Actuate-1801 Part 3B), which amounts were partially offset by an increase in external clinical trial expenses of approximately $2.2 million mostly related to increased patient enrollment and the number of patients on study in the randomized Phase 2 mPDAC trial (Actuate-1801 Part 3B) during the current period.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Change
Personnel-related expenses	$1,707,074	$1,257,993	$449,081
Professional and consulting fees	1,502,634	757,688	744,946
Other expenses	401,561	280,462	121,099

Total general and administrative expenses	$3,611,269	$2,296,143	$1,315,126

The increase in general and administrative expenses of approximately $1.3 million for the nine months ended September 30, 2024 compared to the same prior year period was primarily due to (i) an increase in professional and consulting fees of approximately $0.7 million primarily related to an increase in search firm related fees to identify and add three new board members to the Company’s Board of Directors to comply with Nasdaq listing requirements, an increase in valuation services to support the estimated fair market value of the Company’s common stock and other financial instruments, including the fair value of the Related Party Convertible Notes Payable, an increase in legal fees related to additional corporate matters and intellectual property costs, and an increase in audit and audit related fees associated with the annual and quarterly review of the Company’s financial statements, (ii) an increase in personnel-related expenses of approximately $0.4 million primarily due to an increase in non-cash stock-based compensation expense of $0.4 million related to awards granted to the president and chief executive officer, the chief financial officer, and the members of the board of directors in connection with the IPO, and (iii) an increase in other expenses of approximately $0.1 million primarily due to an increase in the cost of directors and officer insurance during the current period, combined with an increase in board fees and other public company expenses.

Other Income (Expense)

Other income (expense), net, for the nine months ended September 30, 2024 and 2023 is comprised of the following:

•	Change in fair value of warrant liability —During the nine months ended September 30, 2024 and 2023, we recognized an increase in fair value of the warrant liability of $78,903 and $28,224, respectively, based on the estimated fair value of warrant liability using the Black-Scholes valuation model at August 14, 2024 (closing date of the IPO) and September 30, 2023, respectively, which amounts are included in other income (expense) in the accompanying unaudited condensed consolidated financial statements.

•	Gain on settlement of warrants — Upon the closing of the IPO on August 14, 2024, the Company’s Series B Redeemable Convertible Preferred Stock Warrants issued at an exercise price of $5.27 per share (in-the-money warrants) were automatically exercised and settled on a cashless basis for shares of our Series B Redeemable Convertible Preferred Stock, and such shares of Series B Redeemable Convertible Preferred Stock were subsequently converted into 26,070 shares of our common stock. Upon the settlement of the in-the-money warrants, the Company recorded a gain on settlement of $343,240.

•	Loss on issuance of related party convertible notes payable at fair value — The loss on issuance of the Related Party Convertible Notes Payable of $400,000 for the nine months ended September 30, 2024 represents the difference between the estimated fair value of the Related Party Convertible Notes Payable on the issuance date and the principal amount on the issuance date based on the valuation assumptions.

•	Change in estimated fair value of Related Party Convertible Notes Payable — The change in the estimated fair value of the Related Party Convertible Notes Payable of $2,192,507 for the nine months ended September 30, 2024 represents the difference between the estimated fair value at issuance and the estimated fair value upon conversion into common stock on August 14, 2024.

•	Interest expense — Interest expense for the nine months ended September 30, 2024 and 2023 represents interest accrued on amounts owed under a license agreement with UIC, whereby UIC agreed to defer amounts payable to UIC under a former sublicense agreement in the amount of $404,991 in exchange for an interest-bearing license payable.

•	Interest income — Interest income for the nine months ended September 30, 2024 and 2023 represents interest earned on cash and cash equivalents based on the prevailing market rates. The decrease in interest income for the nine months ended September 30, 2024 compared to the same prior year period is primarily due to a lower average cash balance on hand compared to the same prior year period.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We expect to incur significant expenses and operating losses in the foreseeable future as we advance the clinical development of elraglusib and any future product candidates. As of September 30, 2024, we had cash and cash equivalents of approximately $13.5 million.

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

Based on our current operating plan, we estimate that our existing cash and cash equivalents as of the date of this Report will not satisfy the Company’s operational and capital requirements through twelve months from the issuance date of these unaudited condensed consolidated financial statements.

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

Cash Flow Summary

The following table provides a summary of our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(17,070,233)	$(16,113,323)
Net cash provided by financing activities	27,635,023	4,134,516
Net change in cash and cash equivalents	$10,564,790	$(11,978,807)

Cash Flows From Operating Activities

Nine Months Ended September 30, 2024 — Net cash used in operating activities for the nine months ended September 30, 2024 consisted of our net loss of $20,839,239 combined with the gain on settlement of the warrant liability of $343,240, which amounts were offset by (i) non-cash stock-based compensation expense of $804,206, (ii) a non-cash increase in the fair value of our warrant liability of $78,903, (iii) a loss on issuance of Related Party Convertible Notes Payable at fair value of $400,000, (iv) the change in estimated fair value of Related Party Convertible Notes Payable of $2,192,507, (v) an increase in accrued interest on license payable of $13,565, and (vi) cash provided by a net change in operating assets and liabilities of $623,065.

Nine Months Ended September 30, 2023 — Net cash used in operating activities for the nine months ended September 30, 2023 consisted of our net loss of $17,132,466, which amount was offset by (i) non-cash stock-based compensation expense of $301,489, (ii) a non-cash increase in the fair value of our warrant liability of $28,224, (iii) an increase in accrued interest on license payable of $38,579, and (vi) cash provided by a net change in operating assets and liabilities of $650,851.

Cash Flows From Financing Activities

Nine Months Ended September 30, 2024 — During the nine months ended September 30, 2024, net cash provided by financing activities primarily consisted of net proceeds received from the closing of the IPO and Overallotment Option of $22,135,023 (net of underwriting discounts and commissions and after payment of offering costs of $1,821,777) and proceeds of $5,500,000 from the issuance of the Related Party Convertible Notes Payable.

Nine Months Ended September 30, 2023 — During the nine months ended September 30, 2023, net cash provided by financing activities consisted of net proceeds of $4,134,516 related to the issuance of Series C Redeemable Convertible Preferred Stock.

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

Stock-Based Compensation

We periodically grant equity-based awards in the form of RSAs, restricted stock units (“RSUs”) and stock options to purchase common stock, to employees, directors and non-employees and record stock-based compensation expense for awards of stock-based payments based on their estimated fair value at the grant date. We recognize stock-based compensation expense for all equity-based payments. The fair value of service-based RSAs and RSUs is measured at the grant date based on the fair market value of our common stock on the date of grant (see the subsection titled “— Determination of Fair Value of Our Common Stock” below) and is recognized as expense over the requisite service period, which is generally the awards’ vesting period. The fair value of performance-based RSAs is measured at the grant date, based on the fair value of shares expected to be earned at the end of the performance period, and is recognized as expense ratably over the performance period based upon the probable number of shares expected to vest. RSAs are subject to forfeiture if the requisite service period is not completed or the performance obligation is not achieved and are recognized as a reduction of stock-based compensation expense as they occur.

The Company accounts for the grant of stock options based on the estimated fair value of the underlying option using the Black-Scholes valuation model on the date of grant and expense is recognized on a straight-line basis over the requisite service period, which is the vesting period. The Black-Scholes valuation model requires the input of subjective assumptions, including expected volatility, expected dividend yield, expected term, risk-free rate of return and the estimated fair value of the underlying common stock on the date of grant. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur.

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

There are significant judgments and estimates inherent in the determination of the fair value of our common stock. Historically, these judgments and estimates included assumptions regarding our future operating performance, the time to complete an IPO or other liquidity event, and the determination of the appropriate valuation methods.

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

Fair Value of Financial Instruments

Authoritative guidance requires disclosure of the fair value of financial instruments. The Company applies fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The carrying amount of certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, approximate their estimated fair values primarily due to the short-term nature of the instruments or based on information obtained from market sources and management estimates. The Related Party Convertible Notes Payable and the Redeemable Convertible Preferred Stock Warrant Liability were carried at fair value until the closing of the IPO based on unobservable market inputs. The Company measures the fair value of certain of its financial liabilities on a recurring basis. A fair value hierarchy is used to rank the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value which is not equivalent to cost will be classified and disclosed in one of the following three categories:

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

Redeemable Convertible Preferred Stock Warrants

The Company’s Redeemable Convertible Preferred Stock Warrants required liability classification and accounting as the underlying Redeemable Convertible Preferred Stock was considered contingently redeemable and could have obligated the Company to transfer assets to the holders at a future date upon occurrence of a deemed liquidation event. The warrants were recorded at their estimated fair value upon issuance and were subject to remeasurement to estimated fair value at each balance sheet date, with changes in the estimated fair value recognized as a component of other income (expense) in the accompanying unaudited condensed consolidated statements of operations. The Company adjusted the warrant liability for changes in estimated fair value until the earlier of the exercise, conversion, or expiration of the Redeemable Convertible Preferred Stock Warrants. In July 2024, the Redeemable Convertible Preferred Stock Warrants were amended to provide that if underlying Redeemable Convertible Preferred Stock Warrants were out-of-the-money based on the initial public offering price in the IPO, the out-of-the-money Redeemable Convertible Preferred Stock Warrants would convert into warrants to purchase common stock with an exercise price per share that reflected the Conversion Ratio then in effect for the underlying Redeemable Convertible Preferred Stock. Accordingly, the Redeemable Convertible Preferred Stock Warrants were remeasured upon the closing of the IPO and marked to market to its fair value before being reclassified to equity.

The Redeemable Convertible Preferred Stock Warrant Liability was valued using the Black-Scholes valuation model, which requires the use of highly subjective assumptions to determine the appropriate fair value of each warrant, including:

•	Fair Value of Common Stock — See the subsection titled “— Determination of Fair Value of Our Common Stock” above.
•	Expected Volatility — Prior to the closing of the Company’s IPO, there was no public market or trading history for our common stock. Therefore, the expected volatility was estimated based on the historical volatilities of common stock of comparable publicly traded companies, for a look-back period commensurate with the expected term of the warrant. The comparable companies were chosen based on their size, stage of their life cycle or area of specialty. We will continue to apply this process until enough historical information regarding the volatility of our stock price becomes available.
•	Risk-Free Interest Rate — The risk-free interest rate used was based on the published U.S. Department of Treasury interest rates in effect at each measurement date for zero coupon U.S. Treasury notes with maturities approximating the expected remaining term of each warrant.
•	Expected Dividend Yield — The expected dividend yield was zero as we have not paid dividends and do not anticipate paying a cash dividend in the foreseeable future.
•	Expected Term — The expected term of each warrant represents the remaining contractual term of the underlying warrant.

Fair Value Option of Accounting for Related Party Convertible Notes Payable

When financial instruments contain various embedded derivatives which may require bifurcation and separate accounting of those derivatives apart from the entire host instrument, if eligible, ASC 825, Financial Instruments (“ASC 825”) allows issuers to elect the fair value option (“FVO”) of accounting for those instruments. The FVO may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. The FVO allows the issuer to account for the entire financial instrument at fair value with subsequent remeasurements of that fair value recorded through the statements of operations at each reporting period until the conversion or payment of the Related Party Convertible Notes Payable balance. A financial instrument is generally eligible for the FVO if, amongst other factors, no part of the convertible, or contingently convertible, instrument is classified in stockholders’ equity.

Based on the eligibility assessment discussed above, the Company concluded that its Related Party Convertible Notes Payable were eligible for the FVO and accordingly elected to apply the FVO to its Related Party Convertible Notes Payable in accordance with ASC 825. Accordingly, the Related Party Convertible Notes Payable were measured at fair value on their issuance dates and remeasured at estimated fair value at the end of each reporting period with changes in fair value recognized as a component of other income (expense) in the unaudited condensed consolidated statements of operations. The primary reason for electing the fair value option was to address simplification and cost-benefit considerations that result from accounting for hybrid financial instruments at fair value in their entirety versus bifurcation of the embedded derivatives from the debt hosts.

The estimated fair values of the Related Party Convertible Notes Payable were determined using valuation models that incorporate assumptions and estimates. The Company assessed these assumptions and estimates at each financial reporting period as additional information impacting the assumptions was obtained. Assumptions in the models included but were not limited to equity value, volatility, time to a conversion event, risk-free rate and scenario weightings. The fair value measurements of the Related Party Convertible Notes Payable were based on significant inputs that were not observable in the market and represented a Level 3 measurement. The change in fair value related to accrued interest was also included within the single line of change in fair value of Related Party Convertible Notes Payable in the unaudited condensed consolidated statements of operations.

In addition, in certain circumstances, the estimated fair value at issuance may be greater than the face value at issuance. The loss on issuance of the Related Party Convertibles Notes Payable of $400,000 recorded during the nine months ended September 30, 2024 represented the difference between the estimated fair value of the Related Party Convertible Notes Payable and the gross proceeds received on the issuance date based on the assumptions, including the proximity in time to the anticipated IPO, the discount on conversion of the Related Party Convertible Notes Payable, and the increased probability-weighted IPO scenario.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recent Accounting Pronouncements

A description of recently issued accounting standards that may potentially impact our financial position, results of operations, and cash flows is included in Note 2 to our consolidated financial statements for the year ended December 31, 2023 included in our final prospectus filed with the SEC on August 13, 2024 pursuant to Rule 424(b)(4) under the Securities Act, and in Note 2 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024, included elsewhere in this Report.

Emerging Growth Company Status and Smaller Reporting Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act permits an emerging growth company such as ours to take advantage of an extended transition period to comply with new or revised accounting standards. We have elected to avail ourselves of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we can adopt the new or revised standard at the time private companies adopt the new or revised standard and may do so until such time that we either (i) irrevocably elect to opt out of such extended transition period or (ii) no longer qualify as an emerging growth company. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies. We will continue to remain an emerging growth company until the earliest of the following: (1) the last day of the fiscal year following the fifth anniversary of the date of the completion of the IPO; (2) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.235 billion; (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of September 30, 2024, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

PART II- OTHER INFORMATION

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

We have incurred losses since our inception in January 2015 through September 30, 2024 and our accumulated deficit was approximately $125.9 million at September 30, 2024. Substantially all of our losses have resulted from expenses incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to continue to incur substantial and increasing operating losses over the next several years as we continue the clinical development of, seek regulatory approval for and potentially commercialize elraglusib and any future product candidates, as well as operate as a public company.

The amount of our future losses and when, if ever, we will become profitable are uncertain. We do not have any products that have generated any revenues from commercial sales, and do not expect to generate revenues from the commercial sale of products in the near future, if ever. If we are unable to successfully develop, obtain requisite approval for and commercialize elraglusib or any future product candidates, we may never generate revenue. Our ability to generate revenue and achieve profitability will depend on, among other things, successful completion of the development of our product candidates; obtaining necessary regulatory approvals from the FDA and international regulatory agencies; establishing manufacturing, sales, and marketing arrangements with third parties; obtaining adequate reimbursement by third-party payers; and raising sufficient funds to finance our activities. If we are unsuccessful at some or all of these undertakings, our business, financial condition, and results of operations are expected to be materially and adversely affected.

To become and remain profitable, we must succeed in developing, obtaining regulatory approvals for, and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing clinical trials and preclinical studies of elraglusib and any future product candidates, acquiring or developing additional product candidates, obtaining regulatory approval for elraglusib and any future product candidates and manufacturing, marketing, and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable may have an adverse effect on the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product candidates, achieve our strategic objectives or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

Our financial condition raises substantial doubt as to our ability to continue as a going concern.

As of September 30, 2024, we had approximately $13.5 million in cash and cash equivalents and working capital of approximately $5.8 million, and we have incurred and expect to continue to incur significant costs in pursuit of our sole drug candidate, elraglusib. Our consolidated financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. To date, we have not generated product revenues from our activities and have incurred substantial operating losses. We expect that we will continue to generate substantial operating losses for the foreseeable future until we complete development and approval of our product candidates. We will continue to fund our operations primarily through utilization of our current financial resources and additional raises of capital.

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

Before we can begin to commercially manufacture elraglusib or any other product candidate, we must obtain regulatory approval of the manufacturing facility and process by the FDA and any comparable foreign regulatory authority pursuant to inspections that will be conducted after we submit an NDA to the FDA or any comparable submission to a foreign regulatory authority. Manufacturing of drugs for clinical and commercial purposes must comply with cGMP. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for the manufacture of products. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or any comparable foreign regulatory authority, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. The cGMP requirements govern quality control and documentation policies and procedures. Complying with cGMP and non-U.S. regulatory requirements will require that we expend time, money, and effort in production, recordkeeping, and quality control to ensure that the product meets applicable specifications and other requirements. We or our contracted manufacturing facility must also pass a pre-approval inspection prior to FDA approval. Failure to pass a pre-approval inspection may significantly delay or prevent FDA approval of our products. If we fail to comply with these requirements, we would be subject to possible regulatory action and may be limited in the jurisdictions in which we are permitted to market and sell our products, which could adversely impact and delay our ability to potentially generate revenue.

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

Our current elraglusib DS manufacturer is in China, and it is unknown how future geopolitical relationships with China may affect our ability to obtain DS; however, if they are negatively impacted, this could increase our DS manufacturing costs, delay our ability to obtain elraglusib for clinical trials and potential regulatory approval, and adversely impact our financial condition.

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

Our Chief Financial Officer, Paul Lytle, was appointed in February 2024 and had been providing such services as a consultant rather than as a full-time employee, following his consulting engagement to assist with our finance and accounting matters from December 20, 2023. We entered into an employment agreement with Mr. Lytle under which he became a full-time employee effective June 1, 2024. In addition, Mr. Lytle is also co-founder of a private biopharmaceutical company, where he currently also serves as its chief financial officer, as well as a co-founder of a public development-stage biotechnology company, where he currently serves on its board of directors and as its executive vice president, chief financial officer. While we believe that Mr. Lytle will devote adequate time to our business to perform the role and duties of our Chief Financial Officer, we cannot guarantee that he will continue to do so in the future. Additionally, while we do not believe that Mr. Lytle currently faces any conflicts of interest, including conflicts in allocating time to our business, Mr. Lytle may face conflicts of interest in the future. If Mr. Lytle cannot devote adequate time to us to fulfill his role and duties as Chief Financial Officer or if any conflicts of interest arise, it could have a material adverse impact on our operations.

Our future success will also depend on our continuing ability to identify, hire, and retain highly skilled personnel for all areas of the organization. Competition in the biopharmaceutical industry for scientifically and technically qualified personnel is intense, and we may be unsuccessful in identifying, hiring, and retaining qualified personnel. Our continued requirement to identify, hire, and retain highly competent personnel may cause our compensation costs to increase materially. As of December 31, 2023, we had six (6) full-time employees and as of September 30, 2024, we had eleven (11) full-time employees. As our clinical development and commercialization plans and strategies develop, we will need to expand our managerial, clinical, regulatory, sales, marketing, financial, development, manufacturing and legal capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future growth would impose significant added responsibilities on members of management, including:

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

In addition, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, our federal NOL carryforwards may be or become subject to an annual limitation in the event we have had or have in the future an “ownership change.” For these purposes, an “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. The annual limitation amount is determined based on the Company’s value immediately prior to the ownership change. Similar rules may apply under state tax laws. Although we believe there have been one or more ownership changes resulting from past transactions, we have not determined the amount of the cumulative change in our ownership resulting from the IPO or other transactions, or any resulting limitations on our ability to utilize our NOL carryforwards and other tax attributes. However, we believe that our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with the IPO. If we earn taxable income, such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected.

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

A significant percentage of our outstanding stock is currently held by funds affiliated with our chairman, Aaron G.L. Fletcher, (the “Bios Equity Affiliated Funds”) and which beneficially own approximately 49.74% of our common stock outstanding as of the closing date of the IPO. As a result, the Bios Equity Affiliated Funds have a strong influence on corporate actions requiring stockholder approval, including the following actions:

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

Our directors, employees, and certain of our consultants have been and will be issued equity and/or granted options that vest with the passage of time. Up to a total of 3,316,444 shares of our common stock may be issued pursuant to new awards granted under the 2024 Plan, and stock options for the purchase of up to 393,346 shares of our common stock have already been granted and are outstanding under our 2015 Plan as of September 30, 2024. From the pool authorized under the 2024 Plan, upon the closing of the IPO, (i) our chief executive officer received restricted stock units for 544,111 shares of our common stock pursuant to his employment agreement, which grant brought his overall beneficial ownership to 5% of shares then outstanding on a fully diluted basis and such restricted stock units will vest in tranches through mid-2026, (ii) our chief financial officer received a stock option to purchase up to 234,971 shares of common stock pursuant to his employment agreement, which was equal to 1.0% of our issued and outstanding common stock on a fully diluted basis as of the closing of the IPO, and will vest over a four-year period at an exercise price equal to the initial public offering price of $8.00 per share of common stock, and (iii) our non-employee directors received options to purchase an aggregate of up to 135,000 shares of our common stock at an exercise price equal to the initial public offering price of $8.00 per share of common stock.

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

As of the closing date of our IPO, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 68.56% of our outstanding common stock. As a result, such persons, acting together, will have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity or equity-linked securities. As of September 30, 2024, we had 19,531,636 shares of our common stock outstanding. Of these shares, an aggregate of 3,220,000 shares of common stock sold in the IPO and Overallotment Option by us, are freely tradable, without restriction, in the public market unless they were (in the case of the 437,500 shares purchased by the Bios Equity Affiliated Funds) or in the future are purchased by one of our affiliates.

Our directors and executive officers and our securityholders holding 16,064,383 shares of common stock are subject to lock-up agreements pursuant to which they may not, with limited exceptions, for a period of 180 days from the date of the closing of the IPO, offer, sell or otherwise transfer or dispose of any of our securities, without the prior written consent of the representative of the underwriters. Sales of these shares, or perceptions that they will be sold, could cause the trading price of our common stock to decline. After the lock-up agreements expire, up to an additional 16,064,383 shares of common stock will be eligible for sale in the public market, of which 13,249,327 shares will be held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act.

In addition, under our stock incentive plans, we have outstanding options, RSAs, and RSUs for holders to purchase and/or acquire up to 1,384,533 shares of common stock as of September 30, 2024 that, when exercised (or when vested occurs in the case of RSAs and RSUs), will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. Additionally, 200,725 shares of common stock held by certain existing stockholders prior to the IPO were freely tradable, without restriction, in the public market following the closing of the IPO. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Our management has broad discretion in the application of the net proceeds received from the IPO, including for any of the purposes described in the offering prospectus. Because of the number and variability of factors that will determine our use of the net proceeds from the IPO, their ultimate use may vary substantially from their currently intended use. We intend to use the remaining net proceeds from the IPO, along with available cash, for general corporate purposes, which may include advancing our other pipeline programs, supporting the requirements of being a public company, including legal, audit, investor relations and board fees and providing competitive salaries and benefits to attract and retain highly qualified employees. We have not specifically allocated the amount of net proceeds that will be used for these purposes, and our management will have broad discretion over how these proceeds are used and could spend the proceeds in ways with which you may not agree. In addition, we may not use the proceeds of the IPO effectively or in a manner that increases our market value or enhances our profitability. We have not established a timetable for the effective deployment of the proceeds, and we cannot predict how long it will take to deploy the proceeds.

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

Recent Sales of Unregistered Securities

Upon the closing of the Company’s IPO and Overallotment Option, we issued the underwriters warrants to purchase up to 161,000 shares of common stock, representing 5% of the shares of common stock issued under the IPO and Overallotment Option, at an exercise price of $10.00 per share (“Underwriter Warrants”), representing 125% of the initial offering price. The Underwriter Warrants are not exercisable prior to February 8, 2025 (or 180-days from the effective date of the registration statement), and expire on August 12, 2027. The Underwriter Warrants can only be exercised on a cash basis through November 11, 2025 and only on a cashless basis on November 12, 2025 and thereafter. The offer, sale and issuance of the Underwriter Warrants were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) (or Regulation D promulgated thereunder) in that the issuance of securities was made to accredited investors and did not involve a public offering. The recipients of the Underwriter Warrants acquired such warrants for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to such warrants.

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

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: November 13, 2024	ACTUATE THERAPEUTICS, INC. /s/ Daniel Schmitt Daniel Schmitt. President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: November 13, 2024	ACTUATE THERAPEUTICS, INC. /s/ Paul Lytle Paul Lytle. Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

