Form 10-K
period 2024-12-31
ACTUATE THERAPEUTICS, INC.
filed 2025-03-13
CIK 1652935

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-K

_____________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission File Number: 001-42139

________________________

Actuate Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

________________________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of August 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $48 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $8.05 per share. The registrant has elected to use August 30, 2024 as the calculation date because, as on June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) the registrant was a privately held company until its initial public offering in August 2024.

On March 10, 2025, 19,531,636 shares of common stock, $0.000001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Actuate,” the “Company,” “we,” “us,” and “our” refer to Actuate Therapeutics, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report” or “Annual Report”) contains forward-looking statements about us and our industry. In addition, from time to time, we or our representatives have made or will make forward-looking statements. The forward-looking statements involve substantial risks and uncertainties. All statements, other than statements related to present facts or current conditions or of historical facts, contained in this Report, including statements regarding our strategy, future operations, future financial position, future revenues, and projected costs, prospects, plans and objectives of management, research and development plans, the anticipated timing, costs, design and conduct of our ongoing and planned clinical trials and preclinical studies for elraglusib and any future product candidates, the timing and likelihood of regulatory filings and approvals for elraglusib and any future product candidates, our ability to commercialize elraglusib and any future product candidates, if approved, the pricing and reimbursement of elraglusib and any future product candidates, if approved, the potential to develop future product candidates, the potential benefits of strategic collaborations and potential to enter into any future strategic arrangements, the timing and likelihood of success, plans and objectives of management for future operations, and future results of anticipated product development efforts, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or the negative of these terms or other comparable terminology are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. In addition, any forward-looking statements are qualified in their entirety by reference to the factors summarized under the heading “Risk Factor Summary” and discussed further under the heading “Risk Factors” in this Report.

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

The discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto included in this Report.

ii

PART I

Item 1.  Business.

Overview

We are a clinical stage biopharmaceutical company focused on developing therapies for the treatment of high impact, difficult to treat cancers through the inhibition of glycogen synthase kinase-3 (GSK-3). We are developing elraglusib (formerly 9-ING-41), an ATP-competitive small molecule that is designed to enter cancer cells and block the function of the enzyme glycogen synthase kinase-3 beta (“GSK-3β”), a master regulator of complex biological signaling cascades, including those mediated by oncogenes, that lead to tumor cell survival, growth, migration, and invasion. We believe that the blockade of GSK-3β signaling ultimately results in the death of the cancer cells and the regulation of anti-tumor immunity.

We have exclusively licensed a portfolio of GSK-3 inhibitors developed in a collaboration between The Board of Trustees of the University of Illinois-Chicago (“UIC”) and Northwestern University (“NU”). Elraglusib is the lead drug in our portfolio and is being evaluated in a randomized Phase 2 trial in patients with metastatic pancreatic ductal adenocarcinoma (“mPDAC”), our most advanced clinical indication to date. We are also advancing a Phase 1/2 clinical trial in refractory pediatric malignancies, including Ewing sarcoma (“EWS”).

Elraglusib represents a broad opportunity for us to potentially initiate and advance multiple drug development programs around our lead asset based on data emerging from completed or ongoing Phase 1/2 trials and non-clinical biological, cellular, and animal data. Animal tumor model data, Phase 1/2 clinical data and AI-based computational approaches have identified a number of areas of unmet clinical need in cancer treatment where elraglusib may play an interventional role, including pancreatic, metastatic melanoma, lung, colon, breast, renal, and ovarian cancer, leukemias and lymphomas, as well as some pediatric cancers including Ewing sarcoma, neuroblastoma and pediatric leukemias.

Elraglusib Injection

Our lead clinical program, referred to as Actuate-1801, is an intravenous (“IV”) injection solution of elraglusib (“Elraglusib Injection”) that we are evaluating for the treatment of first-line mPDAC.

To date, we have treated over 500 patients with Elraglusib Injection in Phase 1 and Phase 2 studies. Elraglusib Injection is currently being evaluated in a Phase 2 study (as part 3B of our Actuate 1801 protocol) as a weekly IV infusion in combination with gemcitabine/nab-paclitaxel (“GnP”). Overall survival (“OS”) has been summarized throughout the study by following and reporting 1 year survival rate. The primary endpoint at the end of the study will be summarized as median overall survival (“mOS”). The study completed enrollment in January 2024, and top-line results are expected to be presented in the second quarter of 2025. As further described below, we conducted a preliminary analysis of interim data in the pre-specified safety population as of November 15, 2024, at the point when >70% of death events occurred in the GnP control arm. Log-rank analysis will be used to determine statistical significance when comparing the elraglusib/GnP and GnP arms of the study.

The analysis of interim data demonstrated that treatment with elraglusib in combination with GnP resulted in statistically significant increases in 1-year survival rate (p-value of 0.002) and mOS (hazard ratio of 0.63, p-value of 0.016) versus treatment with GnP alone. The combination treatment also resulted in increased Objective Response Rates (“ORR”) and Disease Control Rates (“DCR”) in the elraglusib/GnP combination arm versus the GnP control arm. As depicted in Figure 1 and below, interim data highlights from the predefined safety population as of the November 15, 2024 cutoff date include:

•	The interim data met the primary endpoint with a 1-year survival rate of 43.6% in the elraglusib/GnP combination arm versus 22.5% in the GnP control arm (p-value of 0.002).
•	18- and 24-month survival rates also demonstrated benefit of 20.9% vs 0% and 16.7% vs 0% in the elraglusib/GnP combination vs GnP arms, respectively.
•	In the elraglusib/GnP combination arm, 38% of subjects were still alive vs 19% in the GnP control arm.
•	A statistically significant 37% reduction in risk of death and increased mOS were observed in the elraglusib/GnP combination arm (mOS of 9.3 months) vs the GnP control arm (mOS of 7.2 months), (hazard ratio of 0.63, p-value of 0.016).
•	The trial also met its primary safety endpoint. Treatment-emergent adverse events (“TEAEs”) and Serious Adverse Events (“SAEs”) in the elraglusib/GnP combination arm were similar to those observed in the GnP arm, indicating a favorable risk-benefit profile for the elraglusib/GnP combination.
•	The ORR was 27.7%, DCR was 42.6%, and PFS was 5.6 months in the elraglusib/GnP combination arm versus 20.5%, 33.3% and 4.9 months in the GnP arm, respectively.
•	Two patients in the elraglusib/GnP combination arm with previously inoperable metastatic lesions with noted reductions in target lesions were referred for successful resection, one of which resulted in 100% reduction in total tumor burden after surgery. In addition, there have been one Complete Response (“CR”) and one Partial Response (“PR”) with 100% reduction in target lesions in the elraglusib/GnP combination arm versus none in the control arm.

Figure 1: Actuate-1801 Part 3B: Draft unaudited Phase 2 data of elraglusib in mPDAC (as of November 15, 2024).

As with all preliminary analyses of interim data, this data should not be relied upon as a final analysis and is subject to change once full data analysis is complete.

At the completion of this Phase 2 study, we plan to meet with the U.S. Food and Drug Administration (the “FDA”) and discuss the design and execution of a Phase 3 registration study. In addition, we plan to discuss the use of the Phase 2 data to support potential registration.

As discussed in more detail below under “History of Elraglusib Clinical Development,” the Phase 2 trial followed the evaluation of Elraglusib Injection in a Phase 1 dose escalation study (Actuate-1801 Part 1) in 238 adult patients with refractory advanced cancers when given as a single agent (n=67) or in combination with chemotherapy (n=171). The objective of this study was to establish the safety profile of elraglusib when used alone or in combination with chemotherapy and to identify either a maximum tolerated dose (“MTD”) or recommended Phase 2 dose (“RP2D”) to then inform the design of exploratory efficacy studies in Phase 2. Subjects in this study were diagnosed with a variety of cancer types and most patients had received two or more previous lines of chemotherapy prior to enrollment in the study. Objective responses and durable disease control were observed in both the single agent and combination treatment arms of the study. The most common TEAEs attributed to elraglusib were transient visual disturbance (patients described lights as brighter and skin tones as darker, which resolved spontaneously) and fatigue across both study parts. The majority (>99%) of TEAEs that occurred in ≥ 20% of patients were reported as Grade 1 or 2 (mild or moderate). In combination with chemotherapy, no new safety signals were observed. While the elraglusib/GnP combination appears to be well-tolerated and well-managed in the clinic, we do not yet know whether any increase in the number or severity of toxicities will be attributable to elraglusib and thus the elraglusib/GnP combination will have its own safety profile that will need to be evaluated and discussed with regulators.

Based on the results of the Phase 1 study, we initiated a single arm Phase 2 study (“Actuate-1801 Part 3A” or “Part 3A”) in patients with previously untreated mPDAC. This study was originally designed as a single arm exploratory Simon two-stage trial (and therefore not designed or powered to demonstrate statistical significance). The elraglusib dose was started at the RP2D evaluated in the latter part of the Phase 1 trial (15 milligrams of drug per kilogram of body weight (mg/kg) administered twice weekly). No new safety signals were observed with the elraglusib/GnP combination, but investigators observed that GnP toxicities may have occurred earlier and may have been more intense in some patients than would be anticipated for GnP alone. For these reasons, the dose of elraglusib was proactively reduced near the end of the Part 3A study to 9.3 mg/kg administered twice weekly. After an analysis conducted following the completion of Part 3A, which showed an mOS of 15.3 months in the efficacy evaluable (n=29) patient population, we amended and expanded the second stage of the study to a randomized, controlled trial now powered for statistical significance (“Actuate-1801 Part 3B” or “Part 3B”) that would allow a comparison of the safety and efficacy of the combination of Elraglusib Injection plus GnP versus GnP alone in 286 patients.

In addition, Elraglusib Injection is also being evaluated in pediatric cancer patients with recurrent/refractory solid cancers. This study, Actuate-1902, is a Phase 1/2 study that evaluated escalating doses of elraglusib as a single agent as well as in combination with irinotecan or cyclophosphamide/topotecan in the Phase 1 portion. This study was based off the RP2D from the Actuate-1801 adult cancer study using twice weekly dosing of elraglusib. Patients in this Actuate-1902 study also experienced a number of objective responses in the combination chemotherapy arms, and based on this data, we identified Ewing sarcoma as a potential second indication for further development of Elraglusib Injection. Currently, the Actuate-1902 study is open but only accruing patients with refractory Ewing sarcoma into the Phase 1 portion of the study. Subject to future funding, we plan to further investigate the activity of elraglusib in the Ewing sarcoma patient population.

Elraglusib Oral Tablet Development Plans

We have developed several oral dosage forms of elraglusib, which we believe will allow us to expand the number of cancer indications that we are able to target and allow us to further explore more convenient dose delivery options for patients. A clinical candidate tablet, the Elraglusib Oral Tablet, has been selected for further development and we are planning a Phase 1 study (Actuate-2401) to identify the MTD and RP2D for Elraglusib Oral Tablet in adult patients with advanced, refractory cancers, subject to future funding. Subject to additional funding, several Phase 2 studies have been identified for further clinical development of Elraglusib Oral Tablet based on data from the Actuate-1801 study in indications, including but not limited to, refractory, metastatic melanoma and refractory, metastatic colorectal cancer.

Our Market Opportunity

Treatment of Metastatic Pancreatic Ductal Adenocarcinoma (“mPDAC”)

According to the American Cancer Society, the annual incidence of pancreatic cancer is expected to exceed 67,000 patients in the United States in 2025 and approximately 70% of these patients will present with metastatic disease. A recent review of clinical trials in Future Oncology1 showed that the mOS in patients with mPDAC treated with GnP ranged from approximately 3.6 to 9.8 months with an unweighted mOS of 6.9 months. Therefore, we believe the ability to extend survival by even a few months would be considered meaningful in this patient population.

We are developing elraglusib for patients with mPDAC who have not previously received systemic treatment for their metastatic disease. Due to lack of early symptoms, approximately 80-90% of all patients with pancreatic cancer are unresectable, and present with advanced or metastatic disease. In addition, 80-90% of PDAC cases do not have a high tumor mutational burden in general, and are unlikely to respond to checkpoint inhibitors such as pembrolizumab. Pembrolizumab has been approved for patients with metastatic solid cancer with high tumor burden but is rarely used in metastatic pancreatic cancer for this reason. However, frequent mutations in KRAS and TP53 oncogenes drive pancreatic tumor growth and treatment resistance, often making PDAC refractory to chemotherapy.

Current first-line therapies for mPDAC consist of GnP, FOLFIRINOX, or irinotecan liposomal injection given with oxaliplatin, fluorouracil, and leucovorin (“NALIRIFOX”). NALIRIFOX was recently approved (February 2024) and may provide an alternative to FOLFIRINOX with a somewhat improved safety profile.

The mOS in mPDAC patients is 11.1 months with NALIRIFOX, 11.2 months with FOLFIRINOX and 7 to 10 months with GnP, respectively, in the first-line setting. NALIRIFOX demonstrated superiority to GnP in the NAPOLI-3 trial (mOS 11.1 vs 9.2 months). However, safety profiles between these three chemotherapy backbones are quite different: FOLFIRINOX leads to higher rates of neutropenia and nausea, NALIRIFOX has more gastrointestinal and constitutional toxicity such as nausea, diarrhea and fatigue, and GnP treatment leads to increased myelosuppression and neurotoxicity. An analysis of an insurance claims database indicated that first-line treatment from 2014-2018 was split between FOLFIRINOX and GnP. We believe it is too early to predict how NALIRIFOX will fit into clinical use in patients with mPDAC.

Our management believes elraglusib may improve outcomes in first-line mPDAC regardless of the chemotherapy backbone used. Patients with mPDAC are often resistant or become resistant to the first-line chemotherapy backbones currently used to treat them. Part of elraglusib’s mechanism of action is the ability to enhance chemotherapy activity even in resistant tumors and we believe this has been demonstrated in multiple animal tumor models. In addition, elraglusib has shown the ability to enhance the activity of several chemotherapy drugs that comprise the current first-line backbones in mPDAC including gemcitabine, nab-paclitaxel and irinotecan, suggesting the potential for elraglusib to be used in combination with multiple first-line mPDAC treatments. In addition to the activity observed in our 1801 Part 3B study evaluating the activity of elraglusib/GnP combination in mPDAC, an additional exploratory Phase 2 study is ongoing through an investigator initiated trial (“IIT”) in patients with mPDAC evaluating the combination of elraglusib/FOLFIRINOX/losartan combination in up to 65 patients. Early evidence of increased clinical activity in patients receiving this combination was recently presented at the AACR Special Conference on Advances in Pancreatic Cancer Research. This trial is being led by Dr. Colin Weekes at Massachusetts General Hospital (“MGH”) and is supported by the Lustgarten Foundation as well as Actuate. Additional sites participating in the study include The University of Colorado and the University of Washington’s Fred Hutchinson Cancer Center. Thus, our plan, subject to available funding, is to develop elraglusib in combination with the present first-line chemotherapy regimens used in the treatment of mPDAC, as exemplified by our lead program of elraglusib/GnP combination and later moving to combinations with either FOLFIRINOX or NALIRIFOX pending results of the FOLFIRINOX combination trial. If shown to be clinically active, elraglusib/chemotherapy combinations could eventually be used to treat a large segment of mPDAC patients.

Elraglusib has been granted Fast Track and Orphan Drug Designations from the FDA for pancreatic cancer in the United States and Orphan Drug Designation for soft tissue sarcomas in the United States. Elraglusib received Orphan Medicinal Product Designation (“OMPD”) for both pancreatic cancer and sarcoma from the European Medicines Agency (“EMA”). Actuate is planning a Type D meeting with the FDA to discuss Phase 3 design and an End of Phase 2 (Type B) meeting to discuss future development plans in 2025.

____________________

1 Cockrum P, Dennen S, Brown A, Briggs J, Paluri R. Real-world clinical outcomes and economic burden of metastatic pancreatic ductal adenocarcinoma: a systematic review. Future Oncol. 2025; 21: 241-260. doi: 10.1080/14796694.2024.2435253. Epub 2024 Dec 8.

Treatment of Ewing Sarcoma

An estimated 9,550 children (ages 0-14 years) and 5,140 adolescents (ages 15-19 years) are expected to be diagnosed with cancer in the United States in 2025. It was also estimated that 1,050 children and 600 adolescents will die from the disease in the United States in 2025. While death rates for pediatric and adolescent cancers have declined by more than 50% over the last five decades due to improved treatment options, there is still room for improvement. Despite the improved survival offered by current therapies, approximately 40% of childhood cancer survivors have severe, life-threatening or fatal complications within 30 years of diagnosis and up to 90% of survivors will have a chronic health condition by the age of 45. These long-term effects are related to the type of treatment used such as chemotherapy and radiation which can have a material adverse impact on developing organs. Work is ongoing to determine how to more effectively identify underlying mechanisms of pediatric cancers in an effort to develop and administer more targeted, more effective and less toxic treatments.

Based on extensive preclinical work in pediatric malignancies showing excellent synergy between elraglusib and standard of care chemotherapy in neuroblastoma, sarcoma, glioma and others, we initiated the Actuate-1902 Phase 1 study to evaluate the safety of elraglusib +/- chemotherapy in pediatric patients with refractory malignancies in 2020. The dose escalation part of the study assigned patients to elraglusib alone, elraglusib/irinotecan or elraglusib/cyclophosphamide and topotecan (“CT”). As of December 31, 2024, 40 patients had been enrolled and received at least one dose of elraglusib. No SAEs were observed with elraglusib monotherapy at the first two dose levels and positive results were observed for some patients as discussed under “Our Solution – Current Elraglusib Development - Developing Elraglusib IV for the Treatment of Ewing Sarcoma – Actuate 1902” below. Upon determination of RP2D for monotherapy and combination therapy, we had originally intended to initiate a Phase 2 study in neuroblastoma. However, recently approved anti-GD2 antibodies have shown considerable improvement of response rate, progression-free survival (“PFS”), and survival, making development in this population much more challenging.

Based on the positive response from a Ewing sarcoma patient further discussed below under “Developing Elraglusib Injection for the Treatment of Ewing Sarcoma – Phase 1 and Phase 2 Plans – Actuate-1902,” six additional patients with metastatic, refractory Ewing and Ewing-like sarcoma were enrolled in the elraglusib/CT combination arm. There are currently no known treatment regimens that meaningfully extend life in Ewing sarcoma patients with metastatic, refractory disease. The five-year survival rate for patients who have recurrent (relapsed) disease is <30%. Patients who are refractory and have metastases and disease progression despite two or more chemotherapy regimens generally have a very short survival of 3-8 months. Twelve patients including ten Ewing sarcoma patients, one patient with desmoplastic small round cell tumors (“DSRCT”) and one patient with CIC rearranged sarcoma were enrolled in our Actuate-1902 trial. All twelve patients appear to have metastatic disease and had disease progression prior to joining the study despite undergoing previous treatment combinations including chemotherapy, radiation, and/or surgical procedures. Eight patients received two or more previous chemotherapy regimens, prior to entering the 1902 study. All patients received the combination of elraglusib and cyclophosphamide/topotecan. We believe this exploratory Ewing sarcoma data, discussed further under “Developing Elraglusib IV for the Treatment of Ewing Sarcoma – Actuate 1902” below, is sufficiently positive in this orphan pediatric cancer indication to consider additional development in Ewing sarcoma. The Actuate-1902 Phase 1 arm of the study is open to enrollment, focusing on recruitment of patients with refractory Ewing sarcoma.

The FDA has granted Rare Pediatric Disease Designation (“RPDD”) to elraglusib for our treatment of EWS. Rare Pediatric Disease Designation is granted by the FDA for serious or life-threatening diseases that affect fewer than 200,000 people in the United States and in which the serious or life-threatening manifestations primarily affect individuals less than 18 years of age. If, in the future, a New Drug Application (“NDA”) for elraglusib for the treatment of Ewing sarcoma is approved by the FDA, we may be eligible to receive a Priority Review Voucher (“PRV”) that could be utilized by us or potentially sold to another company for its use.

Our Pipeline and Development Timeline

Our initial focus is on the development of GSK-3 inhibitors for the treatment of cancers with ineffective treatment options and poor overall survival. Given our ability to formulate elraglusib in both the Elraglusib Injection and Elraglusib Oral Tablet forms, if adequate funding is secured, and given the potential to use it in different ways depending on the cancer type, we believe that elraglusib represents a pipeline in a molecule, as shown in the Figure 2 below. We are currently focused on advancing our trials in mPDAC with Elraglusib Injection. Our ability to advance our ongoing and planned clinical trials listed in Figure 2 will depend on whether we have or raise sufficient capital to support those trials.

Figure 2: Ongoing and planned clinical trials.

Our Strengths

We believe that we have several strengths that support our vision of developing therapies for the treatment of high impact, difficult to treat cancers through the inhibition of GSK-3, including:

•	Advancing a potentially class-leading GSK-3β inhibitor, elraglusib with a novel, multimodal mechanism of action (“MOA”), in multiple advanced trials for the treatment of cancer.
•	Broad potential with clinical responses (CRs/PRs) and disease control observed across multiple cancer histologies.
•	Extended survival and increased responses are observed in mPDAC and relapsed/refractory Ewing sarcoma.
•	Preliminary evidence of clinical benefit has also been observed in patients with metastatic melanoma and relapsed/refractory colorectal and lung cancer.
•	Oral version of elraglusib successfully evaluated in a Healthy Volunteer Phase 1 study.
•	Phase 1 dose escalation study planned in advanced cancer patients.
•	Broad composition of matter intellectual property protection and development incentives.
•	Orphan Drug Designations for pancreatic and other cancer types; Fast Track Designation for pancreatic cancer.

Our Business Strategies

Subject to available financing, we intend to develop elraglusib in a broad list of advanced cancer indications, initially in patients with refractory disease and with an initial focus on metastatic pancreatic cancer. We believe that our two product candidates, Elraglusib Injection and Elraglusib Oral Tablet, will provide us with two different dosage forms of drug product with different attributes that will allow us to tailor each dosage form to a specific cancer type to potentially improve outcomes and compliance. Key elements of our strategy to accomplish this objective include:

•	Build a sustainable oncology company. Our vision is to build a leading oncology company with a sustainable pipeline of target indications revolving around a patented, active product candidate, elraglusib, that can be delivered in different ways to potentially treat a wide variety of cancers. To accomplish this, we are focused on rapid advancement of our currently active clinical trials while curating and preparing additional indications for future expansion of elraglusib development. This effort is led by Daniel Schmitt, our chief executive officer and founder, and Dr. Andrew Mazar, our scientific co-founder and chief operating officer, who have more than 60 years of combined experience in the management of biotechnology companies and healthcare investing. Mr. Schmitt has led and contributed to the successful development and launch of multiple pharmaceutical and health technology products and executed over approximately $1.0 billion in milestone value through licensing, acquisition, and development deals. Dr. Mazar has founded seven start-ups and is the co-founder, former chief scientific officer and director, of Monopar Therapeutics, Inc. (Nasdaq: MNPR) as well as the former chief scientific officer of Attenuon, LLC. Dr. Mazar has shepherded eleven drugs from discovery stage through Phase 2 and Phase 3 trials. Our board of directors (the “Board”) is comprised of experienced entrepreneurs, scientists, business leaders and investors in the biotechnology industry.

•	Advance our lead product candidate, elraglusib, through clinical trials. We have generated clinical data from over 500 patients who have been dosed with elraglusib to date. Under the innovative seamless study design of our Actuate-1801 Phase 1/2 clinical trial (Figure 14: Actuate-1801 Master Protocol Study Design), we have initiated a Phase 2 trial testing Elraglusib Injection in combination with chemotherapy in mPDAC under this Master Protocol (Actuate-1801 Part 3B). We are also advancing an opportunity in Ewing sarcoma as part of the Actuate-1902 Phase 1/2 study in pediatric refractory malignancies. Currently, the Phase 1 portion of the Actuate-1902 study is open but only accruing patients with refractory Ewing sarcoma and we are working to amend the Phase 2 portion of this trial to focus on Ewing sarcoma, which will require additional funding. We also intend to explore strategically identified IITs that may identify additional indications and standard of care products to combine with elraglusib in indications that go beyond those already identified in Actuate 1801-Part 1 and 2, which allows us to further leverage our pipeline in a molecule. By collaborating with our network of oncology Key Opinion Leaders (“KOLs”), we anticipate partnering to access non-dilutive funding for our IITs through both federal (e.g. NIH) and non-federal (e.g. cancer-specific foundations, pharma partners) sources, to the extent available. For example, Actuate collaborated with Dr. Colin Weekes to obtain Lustgarten Foundation grant support for the IIT currently being run at MGH. Actuate provides financial and resource support for IITs in exchange for rights to the trial data but Actuate has no control over the design, conduct or timeline of an IIT.

•	Advance our lead product candidate, elraglusib, by obtaining regulatory development incentives to accelerate path to approval. One of our strategic objectives is to obtain development incentives in the United States and in other countries that we believe may accelerate our path to drug approval: Orphan Drug Designation (“ODD”), Fast Track Designation (“FTD”) and Breakthrough Therapy Designation (“BTD”) in the United States; Orphan and priority medicines (“PRIME”) designations in the EU; and Orphan designations in Japan and Australia. There is no guarantee that any such designation, if received, will lead to a faster development, regulatory review or approval process; or increase the likelihood that a product candidate will receive FDA approval.

•	Explore strategic partnerships that can accelerate and maximize the potential of GSK-3 inhibitors. We will evaluate potential strategic (pharma) partnering opportunities which could further help us to accelerate development of elraglusib by providing expertise, guidance, and funding to expand the pipeline into different tumors and other disease areas that could benefit from GSK-3 inhibitor therapy, as discussed in more detail below. We may also broaden the reach of our platform by selectively in-licensing technologies or novel product candidates. In addition, we will consider potentially out-licensing certain geographic rights to elraglusib or other product candidates in our target indications or for indications and industries that we are not currently pursuing ourselves.

•	Leverage our academic and research partnerships. We are actively engaging with regulators, KOLs, advocates and other stakeholders early and throughout the development process in each cancer indication being considered for development to enhance the probability of technical success. We currently have clinical partnerships with investigators conducting IITs with elraglusib at MGH and Dana-Farber Cancer Institute (“DFCI”). The trials are partially financially supported by grants from us in amounts ranging from $500,000 to $700,000 depending on the study, to be paid on an enrollment milestone basis, with the balance of study funds provided by the institutions or with grants from government or research institutions. We also provide elraglusib for the study and input into study design. We retain the rights to any preexisting intellectual property and the right for exclusively licensing any joint inventions resulting from the studies. The studies may be terminated by either party with 30 days’ notice (subject to appropriate offboarding and follow up care for enrolled patients). We expect to expand these pending additional funding to explore indications beyond pancreatic cancer. We also have a research and development collaboration with Lantern Pharma to leverage their artificial intelligence platform to further understand the effects of elraglusib and identify patient subtypes that are particularly susceptible to GSK-3 inhibition. We expect to continue to leverage these partnerships and establish others to hone and expand our research and development efforts.

About Elraglusib (9-ING-41)

There are no approved high-affinity inhibitors of GSK-3β and we believe elraglusib is one of the most advanced GSK-3β inhibitors in clinical development. Elraglusib was originally known as 9-ING-41 but was granted the elraglusib International Nonproprietary Names (“INN”) and United States Adopted Names (“USAN”) generic name in 2021. The known major mechanisms of action of elraglusib are summarized in Figure 4 and emphasize the therapeutic potential of this drug in multiple cancer types. For these reasons, elraglusib represents a “pipeline in a molecule” depending on the dosage form and how it is used in a particular cancer type. Our lead development program is seeking to treat mPDAC in combination with GnP. Our clinical data to date and the development plan are also further discussed below.

Elraglusib may exert anticancer activity through a variety of mechanisms that may be context and cancer type specific. For example, GSK-3β mediates signaling of oncogenic PI-3K but if this oncogene is not expressed in a particular tumor, this would not be a pathway that could be targeted by elraglusib in that tumor. Potential antitumor activity through GSK-3β inhibition may occur through the following six mechanisms of action (see Figure 3 below):

(1)	Immune modulation;
(2)	Inhibiting cell proliferation;
(3)	Reducing tumor fibrosis;
(4)	Decreasing immune evasion;
(5)	Increasing apoptosis and disrupting DNA damage repair; and
(6)	Inhibition of epithelial-mesenchymal transitions (“EMT”).

Figure 3: Elraglusib mechanisms of action.

(1)	Immune modulation and inhibition of immune evasion

GSK-3β plays an important role in immune cell function, as inhibition of GSK-3β can facilitate immune cell expansion, differentiation and activation including T and natural killer (“NK”) cells. GSK-3β inhibition increases the ability of effector T cells to kill tumors in vivo through the induction of effector proteins granzyme B and FasL in gastric cancer models. Additionally, inhibition of GSK-3β, with both small molecules and small interfering RNA (“siRNA”), downregulates programmed cell death protein 1 (“PD-1”) expression in CD8 and cytolytic T cells and enhances their function. GSK-3β inhibition also lowers PD-1 expression and promotes long-term survival and generation of memory CAR-T cells in vivo. These memory T cells enabled 100% clearance of cancer cells after rechallenging during tumor remission. Recently, inhibition of GSK-3β with small molecules was shown to reduce the expression of T cell immunoreceptor with immunoglobulin and ITIM domain (“TIGIT”) and lymphocyte activation gene-3 (“LAG-3”), additional immune system suppressing molecules that work in concert with PD-L1 (Programmed Death-Ligand 1) to reduce anti-tumor surveillance by the system. Combining GSK-3β inhibition and LAG-3 blockade significantly enhanced clearance of melanoma tumors compared to either treatment alone. LAG-3 was recently validated as a cancer therapeutic target when the first anti-LAG-3 antibody, relatlimab, was approved in March 2022 by the FDA for treatment of patients with unresectable or metastatic melanoma.

Blocking GSK-3 in NK cells leads to enrichment of mature NK cells and primes them for enhanced cytokine production and anti-tumor function in vivo. GSK-3β expression was increased in the NK cells of patients with acute myeloid leukemia (“AML”) and inhibition of GSK-3β led to increased cell directed cytotoxicity in these patient-derived samples. Inhibition of GSK-3 also decreased LAG-3 expression on NK cells.

GSK-3β activity has also been tied to transforming growth factor β (“TGF-β”) expression. TGF-β released by cancer cells, stromal fibroblasts and other cells in the tumor microenvironment further promotes cancer progression by shaping the architecture of the tumor and by suppressing the anti-tumor activities of immune cells, thus generating an immunosuppressive environment that prevents or attenuates the efficacy of anticancer immunotherapies. Therefore, blocking GSK-3β may reduce TGF-β-mediated immunosuppression.

Elraglusib has now been demonstrated to decrease expression of PD-1, TIGIT and LAG-3 and to enhance the anti-tumor effects of anti-PD-1 checkpoint inhibition in animal tumor models. Thus, elraglusib blockade of GSK-3β activity may improve immune response to tumors by augmenting the responsiveness of a patient’s immune system in addition to the direct anti-tumor effects of elraglusib within the cancer cells themselves.

(2)	Inhibiting cell proliferation

Inhibition of GSK-3β leads to inhibition of tumor cell proliferation. This has been shown in multiple tumor model systems using elraglusib. A number of pathways have been implicated in the inhibition of cell proliferation mediated by GSK-3 inhibitors including MYC, Cyclin D1, TGFα, epidermal growth factor receptor, Ras, PI3K/Akt, and NF-κB. Given GSK-3’s role as an adapter of multiple signaling pathways, elraglusib may exert its antiproliferative effects through the inhibition of one or more of these pathways.

(3)	Reducing tumor fibrosis and (4) decreased immune evasion

A chronic inflammatory microenvironment is conducive to tumorigenesis (e.g., pancreatitis patients are known to have increased risk of pancreatic cancer) and tumors can undergo EMT, leading to increased metastasis, under inflammatory conditions. Moreover, several profibrotic cytokines (e.g., TGF-β, TNF-α and IL-1) are secreted by inflammatory cells and tumor cells and converge to activate pathways that regulate EMT. Further, GSK-3β has also been demonstrated to be a mediator of EMTs. Therefore, the inflammatory response designed to fight tumor progression also ends up promoting metastasis and tumor-associated fibrosis. Tumor fibrosis presents multiple challenges to drug delivery and tumor immune recognition and contributes to drug resistance by presenting physical barriers in the tumor microenvironment to drug and immune cell access. Elraglusib has been shown to reduce the inflammation and signaling that contribute to immune system evasion in multiple animal models, including lung and liver, suggesting another mechanism through which elraglusib may interfere in cancer growth.

(5)	Increasing apoptosis and disrupting DNA damage repair

GSK-3 inhibits apoptosis pathways. A number of studies have suggested that the primary mechanism of GSK-3-mediated apoptosis is through the NF-κB pathway. Apoptosis is a mechanism of cell death that is often suppressed in cancer cells leading to cancer cell survival and resistance even after treatment with chemotherapeutic drugs or radiation. Studies have shown that eliminating or inhibiting GSK-3β in cancer cells is able to restore apoptosis to cells, leading to tumor cell death. These findings support GSK-3β as a potential therapeutic target to potentiate apoptosis in cancer cells.

In addition to GSK-3β’s role in regulating NF-κB activity, it has also been shown to modulate DNA damage repair (“DDR”) pathways. DDR pathways are integral in both normal and cancer cells to maintain genomic integrity by sensing and responding to DNA damage. In normal cells, DDR helps to identify and repair mutations or breaks in DNA and restore the normal, intact sequence. If the cell is unable to repair a DNA lesion, these DDR pathways can then initiate cell death signaling to prevent neoplastic growth. In cancer, DNA repair has been subverted to protect tumor cells from repairing DNA damage that would otherwise lead to spontaneous apoptosis. Cancers will often have mutations in at least one DNA repair pathways leading to dysregulated cell growth and replication. Our collaborators have shown that elraglusib inhibition of GSK-3β sensitizes pancreatic cancer cells to gemcitabine by disrupting TopBP1/ATR mediated cell-cycle arrest and DNA repair. GSK-3β’s emerging role in regulating DDR pathways supports its use in combination with DNA damaging chemotherapy.

Inhibition of DDR pathways have also been shown to enhance tumor immune recognition by immune checkpoint inhibitors such as anti-PD-1, creating neoantigens in tumors that lead to recruitment of tumor infiltrating immune cells, decreased immune evasion and increased anti-tumor immune response. This provides the link that couples the various elraglusib-related mechanisms of action through the targeting of GSK-3.

(6)	Inhibition of epithelial-mesenchymal transition (EMT)

GSK-3β has been shown to be a mediator of a number of signaling pathways that regulate the transition of tumor cells from an epithelial to mesenchymal phenotype potentially contributing to tumor progression, a process known as EMT. Signaling through Wnt, Notch, TGF-β and Snail are known mediators of EMT and their signaling is regulated through GSK-3β. Several toolkit GSK-3β inhibitors have been shown to inhibit EMT in tumor models suggesting that this is a class effect and highlighting a similar mechanism for elraglusib.

Our Solution – Current Elraglusib Development

Elraglusib represents a broad opportunity for us to potentially initiate and advance multiple drug development programs around our lead asset based on data emerging from completed or ongoing Phase 1/2 trials. Our lead program is developing Elraglusib Injection for the first-line treatment of mPDAC. mPDAC remains one of the highest unmet needs in oncology as the 5-year survival rate for PDAC (<10%) is one of the lowest of any cancer type.

Developing Elraglusib Injection for the Treatment of mPDAC – Phase 2 Studies

Actuate-1801 Part 3B

We are currently evaluating elraglusib through the second part of a Phase 2 study, referred to as Actuate-1801 Part 3B, which was initiated under the Actuate-1801 Master Protocol in patients with mPDAC who had not previously received systemic treatment for their metastatic disease.

This study was designed as a randomized, controlled study with a run-in to explore two different dosing schedules of elraglusib/GnP (once weekly vs. twice weekly) in the hope of potentially providing clinical support for moving to a more convenient, commercially viable elraglusib schedule. Pharmacokinetics were also included in this study to address the potential for drug-drug interactions (“DDI”) between elraglusib and gemcitabine or nab-paclitaxel. Management believes that confirmation of the Actuate-1801 Part 3A result discussed below in an adequately powered, randomized study, would compare favorably with the recently approved irinotecan liposomal injection and would complement the other first-line regimens currently used to treat mPDAC and provide a basis for approval for use in patients with mPDAC who had not previously received systemic treatment for their metastatic disease.

Actuate-1801 Part 3B enrolled its first patients in October 2021 and the run-in part of the trial demonstrated the weekly dosing of elraglusib was equivalent to twice weekly dosing of elraglusib. All patients randomized to the elraglusib/GnP arm now receive weekly elraglusib in addition to GnP. The trial accrued more readily than projected and enrollment was completed in January 2024. Below are the key inclusion criteria and clinical endpoints in the study:

Inclusion Criteria:

•	≥ 18 years old with metastatic pancreatic adenocarcinoma
•	Participants must have measurable disease as defined by RECIST1.1
•	No prior therapy
•	Total enrollment: 286

Endpoints:

•	Primary endpoints: 1 year OS/mOS
•	Secondary endpoints: ORR, DCR, PFS
•	Sample size based on projected increase in 1-year survival from 35% in GnP to 55% in elraglusib/GnP with α=0.05; 232 patients needed for 80% power

We conducted a preliminary analysis of interim data in the pre-specified safety population as of November 15, 2024. As with all preliminary analyses of interim data, this data should not be relied upon as a final analysis and is subject to change once full data analysis is complete. For this preliminary analysis, we used data based on a cut-off date corresponding to the date when >70% of death events occurred in the GnP control arm.

The analysis of interim data demonstrated treatment with elraglusib in combination with GnP resulted in statistically significant increases in 1-year survival rate (p-value of 0.002) and mOS (hazard ratio of 0.63, p-value of 0.016) versus treatment with GnP alone. The combination treatment also resulted in increased ORR and DCR in the elraglusib/GnP combination arm versus the GnP control arm. Interim data highlights include the following:

•	The interim data met the trial primary endpoint with a 1-year survival rate of 43.6% in the elraglusib/GnP combination arm versus 22.5% in the GnP control arm (p-value of 0.002).
•	18-and 24-month survival rates also demonstrated benefit of 20.9% vs 0% and 16.7% vs 0% in the elraglusib/GnP combination vs GnP arms, respectively.
•	As of the November 15, 2024 cutoff, 38% of subjects were still alive in the elraglusib/GnP combination arm vs 19% in the GnP control arm.
•	A statistically significant 37% reduction in risk of death and increased mOS were observed in the elraglusib/GnP combination arm (mOS 9.3 months) vs the GnP control arm (mOS 7.2 months), (hazard ratio of 0.63, p-value of 0.016).
•	The trial also met its primary safety endpoint. TEAEs and SAEs in the elraglusib/GnP combination arm were similar to those observed in the GnP arm, indicating a favorable risk-benefit profile for the elraglusib/GnP combination. (See Figure 11 for a summary of TEAEs of any grade reported in >20% of patients treated with elraglusib).
•	At the interim cutoff of November 15, 2024, the ORR was 27.7%, DCR was 42.6%, and PFS was 5.6 months in the elraglusib/GnP combination arm versus 20.5%, 33.3% and 4.9 months in the GnP arm, respectively.
•	As of November 15, 2024, two patients in the elraglusib/GnP combination arm with previously inoperable metastatic lesions with noted reductions in target lesions were referred for successful resection, one of which resulted in 100% reduction in total tumor burden after surgery. In addition, there have been one CR and one PR with 100% reduction in target lesions in the elraglusib GnP combination arm versus none in the control arm to date.

Figure 4 provides additional details regarding the demographics and disease history of the enrolled patient population (draft unaudited data as of November 15, 2024).

Demographics	GnP (n=78)	Elraglusib + GnP (n=155)
Sex
Female	35 (44.9%)	75 (48.4%)
Male	43 (55.1%)	80 (51.6%)
Age (years)
n (%)	78 (100%)	155 (100%)
Mean (S.D.)	66.2 (9.9)	65.1 (9.1)
Median	68.0	65.0
Min, Max	42.0, 85.0	42.0, 86.0
Race
Asian	2 (2.6%)	5 (3.2%)
Black or African American	6 (7.7%)	7 (4.5%)
White	65 (83.3%)	128 (82.6%)
Multiracial	0	1 (0.6%)
Unknown/Not Reported	5 (6.4%)	14 (9.0%)
Ethnicity
Hispanic or Latino	0	8 (5.2%)
Not Hispanic or Latino	77 (98.7%)	141 (91.0%)
Unknown/Not Reported	1 (1.3%)	6 (3.9%)
Body Surface Area (BSA) (m2)
n (%)	78 (100%)	154 (99.4%)
Mean (S.D.)	1.83 (2.23)	1.82 (0.22)
Median	1.82	1.81
Min, Max	1.31, 2.77	1.30, 2.41
Eastern Cooperative Oncology Group Performance Status
0	31 (39.7%)	64 (41.3%)
1	45 (57.7%)	89 (57.4%)
2	2 (2.6%)	2 (1.3%)
Disease Status
Metastatic at Initial Diagnosis	59 (75.6%)	109 (70.3%)
Metastatic at Study Entry	77 (98.7%)	155 (100%)
Site of Metastases
Pancreas	73 (93.6%)	127 (81.9%)
Liver	61 (78.2%)	114 (73.5%)
Lymph Node	29 (37.2%)	71 (45.8%)
Lung	27 (34.6%)	57 (36.8%)

Figure 4: Actuate-1801 Part 3B: Demographics for patients in study (as of November 15, 2024).

Additional data from the preliminary analysis of interim data as of November 15, 2024 are shown in Figures 5 – 11. These figures represent draft unaudited data as of November 15, 2024 and the final data and results may change as the study continues through completion. As with all interim data, this data should not be relied upon as a final analysis and is subject to change once full data analysis is complete.

Figure 5 summarizes primary and secondary endpoints and patients remaining on study for each treatment arm as well as landmark OS endpoints of 18- and 24-months. A large number of patients are still on treatment with 38% still remaining on the elraglusib/GnP combination arm versus 19% still remaining on the GnP only arm as of November 15, 2024. This is also shown at the patient level for each treatment cohort in the swim plots in Figure 9 that show patients still on treatment, patients with a response including stable disease, and patients still on study as well as those that have reached an event. Interim safety data is shown in Figure 11.

Outcome	GnP (n=78)	Elraglusib/GnP (n=155)
Primary Endpoint: 1 Year OS (%) p=0.002	22.5	43.6
Primary Endpoint: mOS (months) HR=0.63; log-rank p=0.016	7.2	9.3
Events (% events)	63 (80.8%)	96 (61.9%)
18-month OS (%)	0	20.9
24-month OS (%)	0	16.7
mPFS (months) HR=0.91; P=NS	4.9	5.6
Events (% events)	70 (89.7%)	128 (82.6%)
DCR	33.3%	42.6%
ORR n (%)	16 (20.5%)	43 (27.7%)

Figure 5: Actuate-1801 Part 3B: Primary and secondary study endpoints (as of November 15, 2024).

Figure 6 below represents interim Kaplan-Meier estimate for mOS. The administrative analysis of interim data indicates that >80% of the patients in the GnP control arm progressed and were no longer receiving GnP.

Figure 6: Actuate-1801 Part 3B: Interim Kaplan-Meier Estimate for mOS (as of November 15, 2024).

Figure 7 below depicts the best overall response (“BOR”) of patients enrolled in the Phase 2 study (Actuate-1801 Part 3B) in the GnP control arm who received at least one radiographic scan.

Figure 7: Actuate-1801 Part 3B: GnP Best Overall Response (as of November 15, 2024).

Figure 8 below depicts the BOR of patients enrolled in the Phase 2 study (Actuate-1801 Part 3B) in the elraglusib/GnP combination arm who received at least one radiographic scan.

Figure 8: Actuate-1801 Part 3B: GnP/Elraglusib combination Best Overall Response (as of November 15, 2024).

Figure 9 below is a graphical representation of survival (“mOS Swim Plot’”) of patients enrolled in the Phase 2 study (Actuate-1801 Part 3B) in the elraglusib/GnP combination arm compared to the GnP control arm.

Figure 9:  Actuate-1801 Part 3B: Administrative Analysis of mOS Swim Plot (as of November 15, 2024).

This is an open-label study and therefore, the study could not be used to support accelerated approval which would be based on evaluation of surrogate endpoints.

Management expects top-line data will be presented in the second quarter of 2025 based on the completion of enrollment in January 2024.

At the conclusion of Phase 2 trial (Actuate-1801 Part 3B), we expect to have survival data on the elraglusib/GnP combination arm and GnP arm in patients with mPDAC who had not previously received systemic treatment for their metastatic disease. At the completion of this study, we plan to meet with the FDA and discuss the design and execution of a Phase 3 registration study, if justified by the results this study. In addition, we plan to discuss the use of the Actuate-1801 Part 3B data for regulatory support and to support possible registration if the study achieves its primary endpoint of showing improved survival over GnP alone. Moreover, while the elraglusib/GnP combination appears to be well-tolerated and well-managed in the clinic, we do not yet know whether any increase in the number or severity of toxicities will be attributable to elraglusib and thus the elraglusib/GnP combination will have its own safety profile that will need to be evaluated and discussed with regulators. Figure 11 is a summary of the safety events reported as of November 15, 2024.

Actuate-1801 Part 3A

Actuate-1801 Part 3A is a single arm Phase 2 trial that was initiated in patients with mPDAC who had not previously been treated with any systemic chemotherapy including GnP (first-line study) and which built on the results of Actuate-1801 Part 2 described below, allowing a comparison of the safety and efficacy of the combination of Elraglusib Injection plus GnP as compared to GnP alone. By moving our development into the first line setting, we increased our ability to deliver the elraglusib/GnP combination to many more patients since more than 70% of patients with mPDAC never go on to a second-line treatment once they have progression on first-line treatment. In addition, we believe that the safety profile of elraglusib/GnP provides a strong basis for testing this combination in first-line patients. We also received a number of commercialization incentives (e.g. ODD, FTD) through registration for pancreatic cancer including mPDAC. Results from the Actuate-1801 Part 3A study formed the basis for the initiation of Actuate-1801 Part 3B trial.

In Part 3A of the Phase 2 study under the Actuate-1801 Master Protocol, the efficacy evaluable (“EE”) patient population was pre-defined as the efficacy analysis population and the modified intent to treat (“mITT”) was the safety population. The elraglusib dose was started at the RP2D evaluated in Part 2 (15 mg/kg dosed twice weekly).

The original study design proposed to enroll 23 consecutively evaluable patients who met the definition for the EE. These patients could be replaced at the discretion of the independent data monitoring committee (“IDMC”). Consequently, six patients were replaced such that there were 29 EE patients in the study. No new safety signals were observed with the elraglusib/GnP combination, but investigators observed that GnP toxicities may have occurred earlier and may have been more intense in some patients than would be anticipated for GnP alone. For these reasons, the dose of elraglusib was proactively reduced near the end of the study to 9.3 mg/kg dosed twice weekly, with the final four patients enrolled being treated at this dose.

Figure 10 below is a summary of the response of patients with mPDAC treated with the elraglusib/GnP combination in Part 3A (data cutoff as of March 2023) in the 29 EE patients.

Response	EE population (n=29)
CR, n (%)	2 (6.9)
PR, n (%)	9 (31)
SD ≥16 weeks, n (%)	4 (13.8)
SD <16 weeks, n (%)	11 (37.9)
Progressive disease, n (%)	3 (10.1)
Disease control rate (CR+PR+SD ≥16 weeks), n (%)	15 (51.7) 95% CI: (32.5, 70.6)
mPFS	5.4 months (4.9 months ITT)
mOS	15.3 months (11.9 months ITT)
Confidence Interval (“CI”); Stable Disease (“SD”)

Figure 10: Response of EE patients with mPDAC treated with elraglusib/GnP combination in Part 3A (data cutoff as of March 2023).

The mOS for the EE and ITT were 15.3 months and 11.9 months, respectively. These compare favorably with the mOS for GnP alone of 8.5 months in the MPACT trial or more recently 9.2 months in NAPOLI-3 trial, which evaluated irinotecan liposomal injection (Onivyde®) in combination compared to GnP, in the first-line mPDAC setting.

Elraglusib Injection was initially evaluated in Actuate-1801 Part 1/2, a dose escalation study in adult patients with refractory advanced cancers when given as a single agent or in combination with chemotherapy. The objective of this study was to establish the safety profile of elraglusib when used alone or in combination with chemotherapy and to identify either an MTD or RP2D to then inform the design of exploratory efficacy studies in Phase 2. Figure 14, which shows the study design process, and additional information regarding Actuate 1801 Master Protocol and potential future development opportunities (for which funding would need to be raised) identified through Actuate 1801 Parts 1 and 2 are set forth under “History of Elraglusib Clinical Development” below.

Overview of Interim Safety Profile from Phase 2 Trial (Actuate-1801 Part 3B)

Figure 11 provides safety data as of November 15, 2024 from the Actuate-1801 Part 3B trial. TEAEs broadly encompass all adverse events observed while a patient is on study and could be due to the drug or drugs (if used in combination), the disease or something specific to a particular patient such as other diseases or illness. It is then up to individual clinical investigator to decide which toxicities are due to elraglusib. The most common TEAEs attributed to elraglusib were transient visual disturbance and fatigue across both study parts, and the majority of TEAEs that occurred in ≥ 20% of patients were reported as Grade 1 or 2 (Figure 11). Visual disturbance affected 66.5% of patients (n=103/155) receiving elraglusib plus GnP and 9.0% of patients (n=7/78) receiving GnP alone. Commonly reported symptoms were darkened vision, where patients described lights as brighter and skin tones darker. Greater than 99% of visual disturbance cases were reported as mild or moderate (Grade 1 or 2). These visual disturbances were considered dose-dependent, occurring more frequently and lasting longer at higher doses. All cases of visual disturbance were transient, resolved completely, and lacked any associated retinal, ocular, or systemic toxicity. Fatigue, while also observed in ≥ 20% of patients, was also reported as mild or moderate (Grade 1 or 2) and did not interfere with daily life.

Some of the key findings from the interim safety analysis as of November 15, 2024 include:

•	Overall rates of TEAEs and/or SAEs observed were similar in the elraglusib + GnP-treated patients as compared to GnP-treated patients.
•	Treatment discontinuation due to TEAEs were similar across the treatment groups.
•	Visual impairment and fatigue were major TEAEs attributed to elraglusib as a single agent in 1801 Part 1 and were mild to moderate.[1]
o	Transient visual impairment described as transient alterations in color and skin tones under fluorescent light.
o	No permanent changes to eye structure or vision.

Figure 11 below is a summary of TEAEs of any grade reported in >20% of patients treated with elraglusib as of November 15, 2024 in Actuate 1801 Part 3B (trial ongoing).

Patients, n (%)
Adverse event	Elraglusib + GnP (n=155)		GnP (n=78)
	Any Grade	Grade ≥3	Any Grade	Grade ≥3
Any TEAE	155 (100)	139 (89.7)	77 (98.7)	63 (80.8)
Serious TEAE	84 (54.2)	79 (50.9)	45 (57.7)	44 (56.1)
Leading to Stoppage of Any Study Drug	26 (16.8)	17 (10.9)	16 (20.5)	14 (17.9)
Leading to death	19 (12.3)	19 (12.3)	13 (16.7)	13 (16.7)
TEAEs of any Grade in ≥20% of Patients
Visual Impairment	103 (66.5)	1 (0.6)	7 (9.0)	0
Fatigue	96 (61.9)	25 (16.1)	40 (51.3)	4 (5.1)
Neutropenia*	94 (60.6)	80 (51.6)	32 (41.0)	23 (29.5)
Diarrhea	92 (59.4)	15 (9.7)	37 (47.4)	6 (7.7)
Nausea	88 (56.8)	11 (7.1)	38 (48.7)	4 (5.1)
Alopecia	71 (45.8)	0	26 (33.3)	0
Anemia**	67 (43.2)	38 (24.5)	35 (44.9)	23 (29.5)
Decreased appetite	62 (40.0)	9 (5.8)	20 (25.6)	5 (6.4)
Thrombocytopenia***	57 (36.8)	15 (9.7)	22 (28.2)	6 (7.7)
Vomiting	57 (36.8)	5 (3.2)	29 (37.2)	1 (1.3)
Edema peripheral	52 (33.5)	3 (1.9)	21 (26.9)	0
Constipation	48 (31.0)	3 (1.9)	23 (29.5)	1 (1.3)
Pyrexia	43 (27.7)	2 (1.3)	19 (24.4)	1 (1.3)
Abdominal pain	42 (27.1)	14 (9.0)	15 (19.2)	2 (2.6)
Weight decreased	42 (27.1)	5 (3.2)	15 (19.2)	4 (5.1)
Peripheral sensory neuropathy	38 (24.5)	4 (2.6)	18 (23.1)	0
Hypokalemia	34 (21.9)	7 (4.5)	20 (25.6)	4 (5.1)
Asthenia	32 (20.6)	9 (5.8)	19 (24.4)	5 (6.4)
Dysgeusia	32 (20.6)	0	16 (20.5)	0

[1] Carneiro et al. Clin Cancer Res 2024 Feb 1;30(3):522-531

*Includes Preferred Terms (PT) neutropenia and neutrophil count decreased

** Includes PT anemia and hemoglobin decreased

***Includes PT thrombocytopenia and platelet count decreased

Figure 11: Actuate 1801 Part 3B: TEAEs of Any Grade Reported in >20% of Patients Treated with Elraglusib.

Investigator-Initiated Trial – PDAC

Elraglusib is also currently being evaluated in an IIT focusing on adults with untreated metastatic pancreatic adenocarcinoma. IND 157435, a Phase 2 study of FOLFIRINOX combined with elraglusib and the TGF-β inhibitor losartan in patients with untreated metastatic adenocarcinoma is being conducted by Dr. Colin Weekes (the “Weekes IIT”). This study administers elraglusib by intravenous infusion twice weekly in combination with FOLFIRINOX administered once every 14 days and daily losartan in adults with pancreatic cancer who have not received any prior systemic therapy for advanced disease. As of December 31, 2024, 57 patients have been enrolled in the Weekes IIT and the study is ongoing.

We will receive all final data from this study, which is considered exploratory and may inform future development of elraglusib. For additional information regarding other IITs involving elraglusib, see additional information below.

Developing Elraglusib Injection for the Treatment of Ewing Sarcoma – Phase 1 and Phase 2 Plans – Actuate-1902

As discussed under “Our Market Opportunity” above, based on extensive preclinical work in pediatric malignancies showing excellent synergy between elraglusib and standard of care chemotherapy in neuroblastoma, sarcoma, glioma and others, we initiated the Actuate-1902 Phase 1 study to determine the safety of elraglusib +/- chemotherapy in pediatric patients with refractory malignancies in 2020. Based on the response from the Ewing sarcoma patient, additional patients with metastatic, refractory Ewing and Ewing-like sarcoma were enrolled in the elraglusib/CT arm of the 1902 Phase 1 study.

Twelve patients including ten Ewing sarcoma patients, one DSRCT patient and one CIC rearranged sarcoma patient have been treated in the Actuate-1902 Phase 1 trial with a combination of elraglusib and cyclophosphamide/topotecan. All twelve patients appeared to have metastatic disease and had disease progression prior to joining the study despite undergoing previous treatment combinations including chemotherapy, radiation, and/or surgical procedures. Eight patients received two or more previous chemotherapy regimens, prior to entering the 1902 study. The following represents the status of Actuate-1902 Phase 1 trial as of December 31, 2024:

•	One Ewing sarcoma patient with the CR stopped all treatments after Cycle 5 and patient was reported alive as of December 31, 2024 (OS of 1,138 days).
•	A second Ewing sarcoma patient had a PR of their target lesion and a Complete Metabolic Response (“CMR”) of two secondary lesions by FDG-PET. This patient received treatment for 10.5 cycles before transitioning to monotherapy in August 2024. This patient continues on monotherapy with no change in tumor status or response as of February 4, 2025.
•	A third patient had a partial response with a 52% reduction in tumor burden compared to baseline and the patient ended treatment after 3 cycles with OS of 368 days.
•	Three Ewing sarcoma patients had best overall response as stable disease, two patients were removed from treatment prior to week two and four patients were reported as having progressive disease.
•	As of December 31, 2024, three of twelve patients remain alive and one patient continues on monotherapy treatment with elraglusib.

We believe that this exploratory Ewing sarcoma data is sufficiently positive in this orphan pediatric cancer indication to consider additional development and treatment options in Ewing sarcoma. The Actuate-1902 Phase 1 arm of the study is open to accrual.

With future funding, and pending 1902 data review at the end of Phase 1, we plan to evaluate additional treatment options focusing on patients with Ewing sarcoma.

Given that Ewing sarcoma is a very rare pediatric cancer, an international consortium of investigators and sites will be needed to advance this program to registration. In addition, we plan to pursue a number of development incentives in the United States and parallel programs in the EU. In July 2024, we received ODD from the FDA for elraglusib for the treatment of soft tissue sarcomas in the United States and Orphan Medical Product Designation from the EMA for the treatment of sarcoma. In October 2024, we received RPDD from the FDA for the treatment of Ewings sarcoma. The ability to engage in further development in pediatric cancers will depend on our ability to raise sufficient additional capital to support this path. We believe that pursuing this development could be an efficient and rapid path to registration in the United States and Marketing Authorization in the EU.

Elraglusib Oral Tablet Development - Actuate-2203 and Actuate-2401

We have been developing several oral dosage forms of elraglusib in addition to Elraglusib Injection that will potentially allow for further dose exploration and potentially allow us to evaluate elraglusib as a single agent and in combination with additional chemotherapy backbones. We believe that we will be able to administer the Elraglusib Oral Tablet daily, which may allow the drug to achieve steady state levels in plasma in patients resulting in continuous inhibition of the target GSK-3 in tumor and tumor-associated cells.

Preclinical studies have shown that persistent exposure of tumor cells (>12 hours but longer exposures work better) is required to observe induction of apoptosis in these tumor cell line models. Both the liquid and solid oral dosage forms of elraglusib are highly bioavailable. However, we have chosen to advance the Elraglusib Oral Tablet into clinical development based on an assessment of potential compliance, convenience of use and taste that favor the Oral Tablet. Investigational product has already been manufactured under Good Manufacturing Practice (“GMP”) standards, and we are planning a First in Human (“FIH”) Phase 1 clinical trial (Actuate-2401). Subject to additional funding, we plan to initiate a dose escalation Phase 1 trial in patients with advanced solid cancer to identify the MTD/RP2D for the Elraglusib Oral Tablet. Our development plan would then be to pursue Phase 2 indications such as metastatic melanoma, metastatic colorectal cancer and/or non-small cell lung cancer (“NSCLC”) using the oral tablet. We would require additional funds to initiate and complete these Phase 2 studies.

An oral liquid was evaluated for bioavailability in a Phase 1 healthy volunteer study (Actuate-2203) at a single dose using a cross-over design such that each subject on the study received IV, oral liquid after fasting and oral liquid with food. Elraglusib oral liquid was approximately 50% bioavailable when given with food and was very well tolerated by healthy volunteers, as depicted in Figure 12.

Figure 12: Bioavailability of Elraglusib Oral Liquid in Phase 1 Human Healthy Volunteer Study.

The oral liquid and several oral tablets formulations were also evaluated for bioavailability in dogs and an oral tablet candidate was identified that was greater than 95% orally bioavailable when given with food. For the first time, an MTD was identified with any formulation or dosing schedule of elraglusib. In the past, elraglusib had been given up to 3 times a week in animal toxicology studies to cover twice weekly and once weekly dosing of Elraglusib Injection in the Actuate-1801 and Actuate-1902 studies, but never daily. In the study, the oral drug had an AUC24 (Area Under the serum Concentration vs. time curve for 0-24 hours) of 77,000 ng•h/mL (nanograms times hours per milliliter) after a single 250 mg oral tablet and 137,000 ng•h/mL after oral administration of 500 mg (2 x 250 mg tablets) as shown in Figure 13. The 500 mg dose demonstrated toxicity and was not tolerated by dogs but the 250 mg dose was well-tolerated when given daily for 28 days in this exploratory study. This simulated the expected daily dosing that we would plan to use in our FIH Phase 1 study. The 25 mg/kg daily dose in dogs corresponds to approximately the 9.3 mg/kg weekly dose currently being used in the Actuate-1801 Part 3B study when scaled from dog to humans. Our management expects that steady state exposures of 77,000 ng•h/mL or greater will be possible with the Elraglusib Oral Tablet at well-tolerated doses in humans. Based on these observations, we would expect to also reach MTD in the Elraglusib Oral Tablet Phase 1 study in patients with refractory advanced cancer.

We believe this will allow for additional opportunities to explore the anti-tumor activity of elraglusib with the oral tablet that could not be achieved with Elraglusib Injection. While the weekly dosing of the Elraglusib Injection pairs well with GnP since both are given once per week, the oral tablet may be more amenable to use with other, less convenient chemotherapies, as well as a single agent.

Figure 13: Bioavailability of Elraglusib Injection compared to Oral Tablet in Dogs.

History of Elraglusib Clinical Development

Figure 14 is a graphical depiction of the Actuate-1801 Master Protocol and study design process, followed by a discussion of the history of elraglusib clinical development that led to finding that elraglusib plus GnP was well-tolerated in pre-treated cancer patients and selecting previously untreated mPDAC as our lead indication.

Figure 14: 1801 Master Protocol Study Design

Actuate-1801 Phase 1/2 Clinical Study

We developed an innovative Phase 1/2 adaptive design “basket” clinical study to efficiently evaluate elraglusib safety and initial anti-tumor activity across multiple tumor types. This trial design facilitated the rapid advancement of elraglusib through dose escalation and safety cohorts while later establishing a process for transition into Phase 2 efficacy studies in patient populations that showed evidence of anti-tumor activity during the safety portion of the study. Elraglusib has been dosed in over 500 patients to date both as a single agent and in combination.

The study design consists of three parts. Part 1 and Part 2 consist of the evaluation of the safety and tolerability of elraglusib to determine the MTD and RP2D as both a monotherapy and in combination with various chemotherapy regimens. Part 1 and 2 involve dose escalation of elraglusib to identify either the MTD or RP2D if an MTD cannot be achieved. These were run in tandem and interdigitated. Initial dose escalation was performed using single agent elraglusib (Part 1), but once Part 1 opened the fourth dose level, Part 2 was allowed to open at the third dose level in combination with the chemotherapy backbones evaluated. Dose escalation was then continued for Part 1 and 2 in tandem until MTD or RP2D were identified, with Part 2 always being one dose level behind Part 1. A key design element of Part 2 is that all subjects enrolled in a chemotherapy basket must have previously failed that chemotherapy such that each patient was re-challenged by a drug to which they are resistant. Thus, each patient acts as their own control since any disease control must be due to the combination. In Part 2, six dose levels of elraglusib were evaluated across eight different chemotherapy baskets. Part 3 is designed to assess the clinical benefit of elraglusib at the RP2D from Part 2 in combination with chemotherapy in specific cancer populations.

Between January 2019 and August 2021, patients participating in the Actuate-1801 Part 1 and Part 2 study received at least one dose of elraglusib as monotherapy (n=67; Part 1) or in combination with chemotherapy (n=171; Part 2). Twenty-one different cancer types were enrolled in Part 1. On average, patients had received and failed at least three previous lines of chemotherapy regimens. No dose-limiting toxicities (“DLTs”) related to elraglusib occurred in either Part 1 or Part 2. Since the MTD was not reached in either part of the study, 15 mg/kg, the pre-specified highest dose evaluated in both Actuate-1801 Part 1 and 2, was named the RP2D. The chemotherapy backbone and cancer types involved in the study included:

Chemotherapy Backbone	Cancer Type – Number of Patients Treated
Doxorubicin (n=10)	Sarcoma – 5 Ovarian – 2 Breast – 1 Adrenal gland – 1 Esophageal – 1
Irinotecan (n=34)	Colorectal – 20 Pancreas – 11 Gastric – 2 Gallbladder – 1
Any carboplatin group (n=50)	Lung – 10 Ovarian – 7 Esophageal – 4 Head and Neck – 4 Uterine – 3 Liver – 3 Colorectal – 3 Breast – 2 Cervix – 2	Endometrial – 2 Mesothelioma – 2 Unknown – 2 Melanoma – 2 Gallbladder – 1 Merkel Cell – 1 Pancreas – 1 Fallopian tube – 1
GnP (n=27)	Pancreas – 26 Osteosarcoma – 1
Lomustine (n=14)	CNS – 6 Glioblastoma – 5 Astrocytoma – 1 Gliosarcoma – 1 Anaplastic oligodendroglioma – 1

Parts 1 and 2 comprised the Phase 1 portion of the Actuate-1801 trial and the results of this study were recently published in Clinical Cancer Research (Carneiro et. al 2024).

Despite the fact that the patients enrolled on the Actuate-1801 study had previously received and failed multiple chemotherapy regimens, the mOS was 7.7 months (95% CI, 5.1-9.7) for elraglusib monotherapy (Part 1) and 6.9 months (95% CI, 5.7-8.9) for the combination of elraglusib and chemotherapy (Part 2) across all the different chemotherapy baskets. The mOS of 7.7 months in Part 1 benchmarks favorably with mOS 8-10 months for other active single agents evaluated in Phase 1. CR, PR and stable disease (“SD”) were determined using RECIST 1.1. Only evaluable patients as defined per the Actuate-1801 Master Protocol experiencing stable disease ≥4 cycles of treatment are counted as “stable.” Our management believes that 51.6% of patients in Actuate-1801 Part 1 and 49.3% in Actuate-1801 Part 2 with a response or stable disease who are able to stay on for at least four cycles of treatment is encouraging given the advanced and treatment-refractory nature of their cancers.

Figure 15 below is a summary of the best overall response of elraglusib as monotherapy (Part 1) and in combination with chemotherapy (Part 2).

Outcome	Elraglusib monotherapy Part 1 (n=62)	Elraglusib with chemotherapy Part 2 (n=138)
OS, median (95% CI), month(a)	7.7 (5.1, 9.7)	6.9 (5.7, 8.4)
PFS, median (95% CI), month(a)	1.6 (1.3, 2.2)	2.1 (2.0, 2.6)
Best overall response, n (%)
Complete response	1 (1.6)	0 (0.0)
Partial response	1 (1.6)	7 (5.1)
Stable disease	24 (38.7)	57 (41.3)
Progressive disease	30 (48.4)	70 (50.7)
Not reported	6 (9.7)	4 (2.9)
Abbreviations: CI - confidence interval

Figure 15: Best overall response of elraglusib as monotherapy (Part 1) and in combination with chemotherapy (Part 2)

To further demonstrate that elraglusib shows single agent anti-tumor activity, an analysis was conducted regarding tumor size reduction and tumor tissue for the expression (presence) of GSK-3β (as the target for elraglusib) using a validated immunohistochemical method.

Of the patients evaluated for a tumor size reduction response, 15 out of 51 demonstrated tumor size reduction even if they did not reach a level of reduction associated with a RECIST response. Our management believes that the reason for this response is the administration of elraglusib since it is the only anticancer drug given in this part of the trial. Of the enrolled patients in Part 1, 16 patients had rapid clinical deterioration related to their disease. These patients were unable to stay on treatment long enough to reach their first tumor assessment and are therefore not included in the Part 1 analyses as per the protocol. Several tumor types are represented with clinical data in Part 1 including melanoma, colorectal, appendix, and lung, providing initial rationale for future studies in these cancer types.

Tumor tissues from both Actuate-1801 Part 1 and Part 2 were analyzed for the expression (presence) of GSK-3β using a validated immunohistochemical method. Archival and fresh pre-dose samples of tumor tissue were analyzed with 59.4% of tumor samples in Part 1 and >80% of samples in Part 2 immunostaining positive for GSK-3β, demonstrating that the target for elraglusib is present in a large portion of tumors across all the cancer types enrolled in this study. Our management believes that this broad expression of GSK-3β supports the development of elraglusib in several different cancer types.

As the Actuate-1801 study was ongoing, studies in preclinical tumor models from several collaborating laboratories that were evaluating elraglusib reported that elraglusib was also able to regulate expression of immune checkpoints such as PD-1/PD-L1, LAG-3 and TIGIT. The data further credentialed GSK-3β as a novel target for mediating anti-tumor immunity, which had been reported by a number of groups over the past decade, and demonstrated the potential for immune checkpoint modulatory activity for elraglusib. These were novel observations for elraglusib in addition to previously described roles in attenuating anti-apoptotic activity, NF-κB and DDR mediated drug resistance and enhancing chemotherapy and suggested that elraglusib may inhibit tumor progression through multiple mechanisms of action.

Circulating tumor cells isolated from a patient with adult T cell leukemia/lymphoma (“ATLL”) in the Actuate-1801 study (Part 1) who experienced a durable PR (406 days) while on single agent elraglusib also exhibited robust cytokine changes when treated with elraglusib ex vivo. Further, Huntington et al2 showed that plasma from elraglusib-treated patients in the Actuate-1801 Part 1 clinical study demonstrated reduced VEGF and BAFF and elevated IL-1β, CCL22, and CCL4 concentrations that correlated with longer survival. Using paired tumor biopsies from patients in the Actuate-1801 study, Huntington et al also showed that tumor-infiltrating immune cells had reduced expression of inhibitory immune checkpoints (VISTA, PD-1, PD-L2) and elevated expression of T cell activation markers (CTLA-4, OX40L) after elraglusib treatment.

Taken together, our management believes that these early studies further support elraglusib’s multimodal mechanism of action including immune modulation and inhibition of immune evasion. Given that a number of recent reports have highlighted that drugs that modulate anti-tumor immune response may improve mOS with little or no effect on ORR, we re-analyzed all the Actuate-1801 Part 1 and 2 data with respect to OS.

Support for planned Phase 2 indications is provided by data extracted from Actuate-1801 Part 1 in patients with metastatic melanoma. Actuate-1801 Part 1 enrolled 11 patients with metastatic melanoma who received only single agent elraglusib and demonstrated an mOS of 9.1 months, which compares favorably to the mOS of 6.9 months for salvage chemotherapy in a similar patient population. Our management believes that we have potentially identified a method for enriching patients diagnosed with metastatic melanoma who are refractory to checkpoint inhibitors but may benefit from elraglusib. Patient selection and enrichment could improve the probability of success in a future Phase 2 trial in melanoma. These 11 Actuate-1801 Part 1 patients were refractory to several lines of treatment including immune checkpoint inhibitors and would typically be candidates for chemotherapy salvage with an expected mOS of 6.9 months based on a meta-analysis of many different chemotherapy regimens tested in the salvage setting in this patient population. In Actuate-1801 Part 1, one metastatic melanoma patient with widely metastatic disease to the brain, lungs, bones, muscles, stomach, lymph nodes, pancreas and adrenal glands received Elraglusib Injection as a single agent. This patient was refractory to all FDA-approved standard therapies, including several checkpoint inhibitors and a BRAF/MEK inhibitor. This patient reported a partial response at 6 weeks and after 12 weeks on elraglusib, the patient’s brain MRI showed a CR by RANO criteria and a PET scan showed CMR for other lesions. This patient continues to have a durable CMR ongoing (>5.5 years as of November 15, 2024) and continues to receive the investigational drug elraglusib. A second melanoma patient who received single agent elraglusib has ongoing stable disease and was still alive for 3.1 years as of last documented alive date. This patient also failed all FDA-approved standard therapies including immune checkpoint inhibitors and several experimental treatments. These are extraordinary results and should not be considered representative of all patients or all outcomes.

Similarly, Actuate-1801 Part 2 data in the irinotecan chemotherapy basket identified metastatic colorectal (in combination with irinotecan) as another potential Phase 2 indication for elraglusib based on mOS of 6.9 months for patients who were heavily pre-treated and refractory to chemotherapy. This compares favorably with expected mOS of less than 3 months for this same patient population treated with salvage chemotherapy or best supportive care.

Safety in Actuate-1801 Part 1 and 2

In both Parts 1 and 2, all patients experienced TEAEs. TEAEs broadly encompass all adverse events observed while a patient is on study and could be due to the drug or drugs (if used in combination), the disease or something specific to a particular patient such as other diseases or illness. It is then up to the individual clinical investigator to decide which toxicities are due to elraglusib. The most common TEAEs attributed to elraglusib were transient visual disturbance and fatigue across both study parts, and the majority of TEAEs that occurred in ≥ 20% of patients were reported as Grade 1 or 2. Visual disturbance affected 50.7% of patients (n=34/67) receiving elraglusib monotherapy and 60.8% of patients (n=104/171) receiving elraglusib with chemotherapy. Commonly reported symptoms were darkened vision, where patients described lights as brighter and skin tones appearing darker. Greater than 99% of visual disturbance cases were reported as mild or moderate (Grade 1 or 2). These visual disturbances were considered dose-dependent, occurring more frequently and lasting longer at higher doses. All cases of visual disturbance were transient, resolved completely, and lacked any associated retinal, ocular, or systemic toxicity. Fatigue, while also observed in ≥ 20% of patients, was also reported as mild or moderate (Grade 1 or 2) and did not interfere with daily life.

____________________

2 Huntington KE, Louie AD, Srinivasan PR, Schorl C, Lu S, Silverberg D, Newhouse D, Wu Z, Zhou L, Borden BA, Giles FJ, Dooner M, Carneiro BA, El-Deiry WS. GSK-3 Inhibitor Elraglusib Enhances Tumor-Infiltrating Immune Cell Activation in Tumor Biopsies and Synergizes with Anti-PD-L1 in a Murine Model of Colorectal Cancer. Int J Mol Sci. 2023 Jun 29;24(13):10870.

Other IIT

In addition to the company sponsored trials and the Weekes IIT referenced above, elraglusib is currently being evaluated in an additional IIT. We track patient accrual and SAEs in these trials and report these to our IND.

IND 156280 is a Phase 2 study of elraglusib plus carboplatin in patients with advanced, metastatic salivary gland carcinoma being conducted by Dr. Glenn J. Hanna. This study administered elraglusib by intravenous infusion twice weekly in combination with carboplatin administered once every 21 days in adults with incurable, recurrent or metastatic salivary gland carcinomas. A total of 32 patients were enrolled and this study is now completed. Final data analysis is ongoing and the study has been submitted for presentation at the AACR Annual Meeting 2025 with a final data report anticipated by the end of 2025. The elraglusib dose used in this study is lower than the levels recommended by our studies.

License Agreements

Northwestern University License Agreement

We licensed the exclusive worldwide rights to materials and non-exclusive rights to certain know-how relating to the use for therapeutic, diagnostic and commercial research purposes of elraglusib and related compounds in cancer and combination therapies from NU pursuant to that certain royalty-free license agreement between us and NU dated March 31, 2015, as amended on April 29, 2019 (as amended, the “NU License Agreement”).

Pursuant to the NU License Agreement, NU granted us (i) a nonexclusive license to certain technical information developed in the laboratory of Dr. Mazar, and (ii) an exclusive license to all results obtained by Dr. Mazar and his collaborators at NU on the use of the GSK-3β inhibitor 9-ING-41 and related compounds used for the treatment of cancer and combination therapies. The term of the NU License Agreement continues in effect until the expiration of the last to expire of patent rights covering 9-ING-41 and related GSK-3 inhibitors (see the discussion under “Intellectual Property” below for a discussion of our expected patent terms), unless earlier terminated by NU due to our making a general assignment for the benefit of creditors, initiation of bankruptcy proceedings by or against us or the appointment of a receiver or trustee to take possession of our property, or by either party following 90 days’ notice of a material breach of the NU License Agreement that is not then cured. The NU License Agreement terms are subject to the provisions of the Bayh-Dole Act, including requiring us to substantially manufacture products related to the license in the United States, unless waived. While the drug substance (“DS”) for elraglusib is manufactured by a supplier in China, the end drug product is substantially manufactured in the United States.

In consideration of the license granted by NU, we issued 27,778 shares of our common stock to NU, which represented 5% of our then-outstanding fully-diluted shares and agreed to customary confidentiality and progress update obligations and to indemnify NU for any claims arising from our use of the licensed rights under the NU License Agreement.

UIC Exclusive License Agreement with Equity

The exclusive rights to Patent Rights (as defined in the UIC License Agreement and described further below) and Technical Information (as defined in the UIC License Agreement) surrounding GSK-3 inhibitors for Neurodegenerative Disorders were licensed through an Exclusive License Agreement with Equity between us and UIC, dated April 6, 2015, as amended on April 24, 2019 (as amended, the “UIC License Agreement”). Under the UIC License Agreement, the Patent Rights relate to certain patents relating to 3-Benzofuranyl-4-Indolyl Maleimides, the last of which is scheduled to expire on March 16, 2028, not including any Patent Term Extension (“PTE”), which we may apply for under Title II of the Drug Price Competition and Patent Term Restoration Act of 1984 (“Hatch-Waxman”), 35 U.S.C. §156. The following summarizes the key terms set forth in the UIC License Agreement.

Pursuant to the UIC License Agreement, UIC granted us (i) an exclusive, nontransferable license, with the right to sublicense under UIC’s rights in the Patent Rights, and (ii) a non-exclusive, non-transferable license, with the right to sublicense, to use UIC’s rights in the Technical Information within the specified territory (which is where the Patent Rights exist for such rights and worldwide for the Technical Information) for all uses other than rights reserved by UIC for non-commercial purposes, including teaching, research and public service and publishing information included in the Patent Rights and the Technical Information. The term of the UIC License Agreement continues in effect until the later of (x) expiration of the last to expire of the Patent Rights, (y) notice from us that the use of the Technical Information has ceased, and (z) the expiration of the last form of market exclusivity for products using the licensed technology. The UIC License Agreement may also be earlier terminated by UIC in the event of certain breaches of its terms that are not cured following a notice period or initiation of bankruptcy proceedings by or against us or the imposition of any lien or encumbrance on the licensed technology. We may also terminate the UIC License Agreement for any reason following 90 days’ notice.

In consideration of the license granted under the UIC License Agreement, we issued 46,528 shares of our common stock to UIC, which represented 5% of our capital stock on a fully diluted basis as defined in the UIC License Agreement, and agreed to pay UIC (i) development milestones of up to $1.25 million, of which, up to $0.25 million is due upon the progress of clinical trials and $1.0 million is due upon the initiation of commercial sales (ii) annual minimum royalty payments of $5,000 beginning on the three-year anniversary of the UIC License Agreement and increasing to $15,000 in year four, $35,000 in year five, and $50,000 in year six and thereafter, (iii) royalty on net sales for product covered under the Patent Rights in the low single digits with a 50% reduction in royalties for products solely utilizing Technical Information, (iv) a declining percentage of sublicensing revenue based on the escalating stage of development upon a sublicensing event, and (v) the reimbursement of all patent and related expenses incurred by UIC covering the Patent Rights. We also agreed to customary confidentiality and progress update obligations, to indemnify UIC for any claims arising from our use of the licensed rights under the UIC License Agreement.

The UIC License Agreement obligates us or a sublicensee to commercialize the licensed technology, including to achieve the development events specified in the agreement, including progress through clinical trials and achieving commercialization. UIC may also identify feasible uses of the licensed technology and, unless we demonstrate that we are pursuing such development or such development is not feasible within a specified period, UIC may terminate the UIC License Agreement or the exclusivity of the licensed rights. As of the date hereof, we have met all existing milestones as provided for in the UIC License Agreement. We are also responsible for the prosecution and maintenance of the licensed patents, at our expense and using commercially reasonable efforts. We have the sole right to enforce the licensed patents, at our expense. The UIC License Agreement terms are subject to the provisions of the Bayh-Dole Act, including requiring us to substantially manufacture products related to the license in the United States, unless waived. While the DS for elraglusib is manufactured by a supplier in China, the end drug product is substantially manufactured in the United States.

In addition, we entered into a sublicense and collaboration agreement dated August 28, 2017 with an unrelated entity that was covered under the UIC License Agreement, which sublicense agreement was later terminated on January 31, 2018. Under the UIC License Agreement, the Company owed UIC a certain percentage of amounts received under the sublicense agreement in the amount of $449,990. The Company paid UIC 10% of the sublicense fees in the amount of $44,999 and the remaining unpaid balance of $404,991 (“Deferred Amount”) was originally due and payable to UIC in two installments: 50% due and payable on the one-year anniversary from the first commercial sale and 50% due on the second-year anniversary from the first commercial sale. The Deferred Amount is treated as debt and continues to accrue interest at a rate of five percent (5%) per annum, representing the prime rate as of the date of the agreement plus 1%. On July 16, 2024, the Company and UIC entered an amendment to the UIC License Agreement (“UIC Amendment”). Pursuant to the UIC Amendment, accrued interest is due and payable in two installments: (i) 50% was due within 30 days following the closing of the Company’s IPO; and (ii) 50% is due within 30 days following the first anniversary of the closing of the IPO. Thereafter, interest will be paid annually within 30 days following the second anniversary of the closing of the IPO and annually thereafter. In addition, the UIC Amendment provides for payment of the Deferred Amount and any accrued interest thereon upon the sooner of (i) termination of the UIC License Agreement by the Company, (ii) the Company ceases development of the licensed UIC technology, (iii) the Company consummates a Change in Control (as defined in the UIC License Agreement), (iv) the Company sublicenses the licensed technology or the developed product, (v) the one-year anniversary following approval of a NDA of a licensed product, or (vii) the Company executes a partnership agreement with any entity resulting in the payment to us above a specified milestone amount or the Company secures cumulative financing equal to or exceeding $200 million. In addition, the UIC Amendment provides that to the extent the Company secures equity financing equal to or exceeding $85 million through its IPO or otherwise, 50% of the Deferred Amount is due and payable within 30 days. The remaining 50% of the Deferred Amount shall be due and payable upon the first to occur of any of the events noted above in clauses (i) through (vii). Finally, the UIC Amendment provides that for as long as the Company or a sublicensee is selling the licensed product, the Company will pay all consideration provided for in the original UIC License Agreement and described above until the last to expire market exclusivity date, the period of which for all products in a jurisdiction will not exceed a total of seven (7) years beginning with the date regulatory approval is granted for the first licensed product in the jurisdiction, and such obligation will survive termination of the UIC License Agreement.

Interest payable to UIC was $77,725 as of December 31, 2024, of which $70,957 is classified as current and $6,768 is classified as non-current, and are included in the accompanying consolidated balance sheet. At December 31, 2023, accrued interest to UIC was $130,041, which is included in the accompanying consolidated balance sheet.

Collaboration Agreement

We entered into a Collaboration Agreement with Lantern Pharma in 2021 under which the parties are collaborating on utilization of Lantern Pharma’s platform to develop novel biomarker derived signatures for use with our product candidates. As part of the collaboration, Lantern Pharma received 13,889 restricted shares of our common stock, which vested upon meeting certain conditions of the collaboration, as well as the potential to receive additional shares if results from the collaboration are utilized in future development efforts. Our former director, Les Kreis, Jr., was a director of Lantern Pharma until June 8, 2022. Certain affiliates of the Bios Equity Affiliated Funds (as defined below), which is our largest stockholder, beneficially owned greater than 10% of Lantern Pharma’s common stock as of December 31, 2024. Through December 31, 2024, no revenue has been recognized by either party under this agreement. Mr. Kreis was not involved in the negotiation of this agreement and the negotiations were conducted at arm’s length.

Intellectual Property

The proprietary nature of, and protection for, our product candidates and their methods of use and compositions of matter are an important part of our strategy to develop and commercialize novel medicines, as described in more detail below. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our product candidates and our business. We seek U.S. and foreign patent protection for a variety of technologies. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and identify and develop novel products. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various other license agreements that give us rights to use specific technologies in our research and development.

As of December 31, 2024, we own or have licensed 88 issued patents and pending patent applications worldwide, including two pending international Patent Cooperation Treaty (“PCT”) patent applications and four U.S. provisional patent applications, which are material to the programs described in this Report. Three of these issued worldwide patents are owned by UIC, which has granted us exclusive license rights to the technology.

With respect to our elraglusib program, as of December 31, 2024, we own or exclusively in-license one patent family focused on the elraglusib molecule and/or related compounds. The exclusively in-licensed patent family for elraglusib and related compounds (the original patent in-licensed from UIC) includes one granted U.S. patent, one granted European patent (with validation in 5 countries) and one granted Canadian patent, which are directed to 3-Benzofuranyl-4-Indolyl Maleimides compounds. The U.S. patent is expected to expire in 2028.

Actuate subsequently discovered that elraglusib exists as one of only two polymorphs and filed composition of matter patents covering both polymorphs. The patent family covering “Polymorph I” is based on PCT/US2018/046203 9-ING-41 Polymorph I Composition of Matter and includes two granted patents in the U.S. (US 11,136,334 and 12,145,943) and Mexico, one granted patent in each of Australia, China, Europe (with validation in 18 countries), Japan, Israel, and South Korea, and pending patent applications in Australia, Brazil, Canada, China, Hong Kong, Israel, Japan, Macao, South Korea, South Africa and the U.S., which are directed to a polymorph of a GSK-3β inhibitor, compounds, pharmaceutical compositions, methods of preparing and uses for treating cancers. The U.S. patent is expected to expire in 2038.

The patent family we own that covers elraglusib “Polymorph II” is based on PCT/US2018/056083 9-ING-41 Polymorph II Composition of Matter and includes two granted U.S. patents (US 11,407,759 and 12,116,374), one granted patent in each of Australia, China, Mexico and Macao, and pending patent applications in Brazil, Canada, the European Patent Office, Israel, Japan, South Korea, South Africa and the U.S., which are directed to a polymorph of a GSK-3β inhibitor, compounds, pharmaceutical compositions, methods of preparing and uses for treating cancers. The U.S. patent is expected to expire in 2038.

We intend to file additional patent applications for the liquid and solid formulations of these elraglusib compositions covering the liquid and solid oral dosage forms of elraglusib that we expect to develop.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In the United States, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, a patent’s term may be shortened if a patent is terminally disclaimed over another patent or as a result of delays in patent prosecution by the patentee, and a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in granting a patent. Patent term may also be extended up to five years due to regulatory delay (Patent Term Extension or “PTE”). We may apply for PTE under Title II of the Hatch-Waxman Act for any one of the U.S. Patents, however there is no guarantee that PTE would be granted for any patent.

We intend to continue to regularly assess opportunities for seeking patent protection for those aspects of our discoveries that we believe provide a meaningful competitive advantage. However, because patent filings can be time-consuming and expensive, our ability to do so may be limited until such time as we are able to generate cash flow from operations or otherwise raise sufficient capital to continue to invest in our intellectual property. For example, maintaining patents in the United States and other countries requires the payment of maintenance fees which, if we are unable to pay, may result in loss of our patent rights. If we are unable to do so, our ability to protect our intellectual property or prevent others from infringing our proprietary rights may be impaired.

Commercial Plan

We intend to retain significant development and commercialization rights to our product candidates and, if marketing approval is obtained, to commercialize our product candidates on our own, or potentially with a partner, in the United States and other regions. We currently have no sales, marketing and commercial product distribution capabilities. We intend to build the necessary infrastructure and capabilities over time for the United States, and potentially other regions, in connection with the advancement of our product candidates. Clinical data, the size of the addressable patient population, the size of the commercial infrastructure and manufacturing needs, the status of our pipeline and other factors, may all influence or alter our commercialization plans.

Manufacturing

We work with third-party suppliers and manufacturers to support the manufacturing of elraglusib for clinical studies and our research activities and, if we receive regulatory approval, we intend to rely on such third parties for commercial manufacture. We do not own or operate, and currently have no plans to establish any manufacturing facilities. We currently obtain our investigational product from these third-party manufacturers on a purchase order basis and do not have any long-term supply agreements in place. In order to de-risk our supply chain, and as we advance toward potential commercialization, we may enter into long-term supply agreements as well as evaluate additional product manufacturing sources.

Competition

The biotechnology and pharmaceutical industries, and the oncology sector in particular, are characterized by rapid evolution of technologies, fierce competition and strong defense of intellectual property rights. While we believe that our development programs, technology, knowledge, experience and scientific resources provide us with competitive advantages, we face competition from major pharmaceutical and biotechnology companies, academic institutions, government agencies and public and private research institutions, among others.

Any product candidates that we successfully develop and potentially commercialize will compete with currently approved therapies and new therapies that may become available in the future. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products.

Our most advanced clinical program is being evaluated in a Phase 2 clinical trial as a first line treatment for mPDAC. The current standard first-line chemotherapies for mPDAC include GnP, FOLFIRINOX (5-fluorouracil, leucovorin, irinotecan, and oxaliplatin) or NALIRIFOX (liposomal irinotecan, 5-fluorouracil, leucovorin and oxaliplatin), and are associated with modest overall survival benefit.

We are presently developing elraglusib in combination with GnP as a first-line treatment for mPDAC. In addition, we are also supporting an ongoing IIT that may provide exploratory data on the combination of elraglusib and FOLFIRINOX as a first-line treatment for mPDAC. This may provide a rationale for developing elraglusib in combination with FOLFIRINOX or NALIRIFOX as another first-line treatment for mPDAC. Patients with mPDAC either have primary resistance to these chemotherapy backbones (e.g., do not respond at all when treated) or develop resistance quickly (responses with GnP, FOLFIRINOX and NALIRIFOX are transient and not very durable). Our management believes that elraglusib may improve outcomes in first-line mPDAC regardless of the chemotherapy backbone used, although the clinical data does not yet support this hypothesis. Nevertheless, since either GnP or FOLFIRINOX are used to treat >90% of patients with mPDAC and there is potential for combining elraglusib with either of these chemotherapy backbones based on our ongoing clinical studies, our management believes that elraglusib has the potential to treat a large segment of patients diagnosed with mPDAC. Thus, our plan is to develop elraglusib in combination with the present first-line chemotherapy regimens used in the treatment of mPDAC, as exemplified by its lead program of elraglusib/GnP and later moving to combinations with either FOLFIRINOX or NALIRIFOX pending results of the IIT. If shown to be clinically meaningful, elraglusib chemotherapy combinations could eventually be used to treat a large segment of patients with mPDAC.

Several other targeted therapies are also being evaluated in Phase 3 in mPDAC. The panRAS inhibitor daraxonrasib (RMC-6236, Revolution Medicines, Inc.) is being evaluated as a single agent in a Phase 3 trial (RASolute) in patients with previously untreated mPDAC. Arcus Biosciences, Inc. is also evaluating their small molecule inhibitor of CD73 (quemliclustat), in combination with GnP in a Phase 3 trial (PRISM-1) also in patients with previously untreated mPDAC. Both of these studies have only recently been initiated. There are other studies combining immune checkpoint inhibitors, PARP inhibitors, various chemotherapies and other RAS inhibitors in patients with mPDAC including second-line studies. However, many of the targeted agents besides elraglusib are only able to target a small percentage of mPDAC patients based on the presence of the target or other genomic information. Ongoing studies with many of these agents in mPDAC are generally non-randomized at one or a limited number of sites, are too early to assess for commercial potential and would not be considered as a competitor to elraglusib because of their lack of broad suitability for most mPDAC patients. For example, the PARP inhibitor Lynparza (olaparib) was recently approved as a maintenance therapy as it has been shown to significantly improve PFS and duration of response in patients with BRCA-mutated mPDAC who have not progressed following first-line platinum-based chemotherapy. However, BRCA mutations are only present in 4-7% of all PDAC patients. Olaparib is currently being evaluated as a therapeutic intervention in combination with a checkpoint inhibitor, pembrolizumab, in patients with mPDAC in BRCA1 mutated patients. Similarly, many of the RAS mutations targeted by clinical RAS inhibitors are only present in a low percentage of all PDAC and thus, of the current PDAC inhibitors available in the clinic, few PDAC patients would be expected to benefit from their treatment.

Thus, the vast majority of mPDAC patients still do not have an approved targeted therapy that can treat their tumor. If successful, we believe the elraglusib/chemotherapy combination would introduce the first broadly targeted agent, elraglusib, as a treatment option for patients with mPDAC and would have the potential to treat the majority (80-90%) of patients with mPDAC. A review of clinicaltrials.gov reveals that there are only a few randomized studies for any novel drug or drug combination (not just targeted) in patients with mPDAC previously untreated for metastatic disease:

•	Onivyde® (Ipsen Pharma): Recently approved for first-line mPDAC when used as part of the NALIRIFOX regimen based on a survival improvement of 1.9 months (NALIRIFOX 11.1 months vs GNP 9.2 months).
•	SBP-101 (Panbela Therapeutics, Inc.): A randomized, double-blind, placebo-controlled, multicenter study of standard treatment with nab-paclitaxel and gemcitabine with or without SBP-101 in subjects previously untreated for mPDAC.
•	Zolbetuximab (Astellas): A phase 2, open-label, randomized study to assess the efficacy and safety of zolbetuximab (IMAB362) in combination with nab-paclitaxel and gemcitabine as first-line treatment in subjects with claudin 18.2 (cldn18.2) positive, metastatic pancreatic adenocarcinoma.
•	Mitazalimab (Alligator Pharmaceuticals): Phase 1b/2 study (OPTIMIZE-1) primary analysis was recently reported at ASCO 2024 (June 4, 2024). Mitazalimab is a CD40 agonist hypothesized to overcome the suppressive immune environment in PDAC. OPTIMIZE-1 evaluated the combination of mitazalimab with mFOLFIRINOX in a single arm study in patients with previously untreated mPDAC and met its ORR threshold >30% with an mOS of 14.3 months. Previous clinical studies using the CD40 agonist sotigalimab combined with GnP in patients with previously untreated mPDAC did not meet its primary endpoint of 1 year OS compared to a historical 1-year OS of 35%.
•	RASolute- daraxonrasib (Revolution Medicines, Inc.): To be determined (Not yet listed on the website www.clinicaltrials.gov).
•	PRISM-1- quemliclustat (Arcus Biosciences, Inc.): A randomized, placebo-controlled, double-blind, Phase 3 trial of quemliclustat and chemotherapy versus placebo and chemotherapy in patients with treatment-naive mPDAC. This study was only recently initiated.

There are several treatments in development for locally advanced or mPDAC. The information cited above focuses only on select first-line treatments that are in clinical trials in mPDAC. Quite a few of these are very early stage and therefore little information is available on clinical activity to date. With the initial success of biomarker driven and targeted therapies, there is an effort to test additional targeted agents in mPDAC patients to determine if there is any synergy with standard chemotherapy regimens in the first-line setting. For instance, KRAS is mutated in over 90% of pancreatic cancer patients and there are several KRAS targeted agents in development; however, several agents are specifically targeting the G12C mutation which only accounts for 1-2% of KRAS mutations in pancreatic cancer. Other agents are being tested in KRAS mutant cancers more broadly by targeting other MAPK pathway members such as MEK and ERK1/2, though treatment-related toxicity has been reported with these agents. Additionally, these MAPK targeted agents are currently being evaluated in second-line and later settings. In the future, targeted/ immunotherapy agents may be able to be combined or used in series to provide a more flexible and tailored therapeutic approach for each individual patient. Additionally, the multifaceted and differentiated mechanism of action of elraglusib is likely to be synergistic with both cytotoxic and immunomodulatory therapeutics that may be approved in the future. Our management believes that this potential for combining elraglusib with future multi-therapy regimens is also feasible given favorable safety profile of elraglusib as a single agent. Mechanistically, some of the targets inhibited by competitors (e.g., KRAS) intersect with the GSK-3 pathways and provide a rationale for potentially prioritizing these combinations with elraglusib in the future.

The above information includes corporate competitors that we are currently aware of and are currently conducting clinical trials or marketing in geographies where we currently anticipate conducting clinical trials for our product candidate. However, companies operating in other geographies and smaller and other early-stage companies may also prove to be significant competitors. In addition, academic research departments and public and private research institutions may be conducting research on compounds that could prove to be competitive.

Finally, many of the companies against which we may compete have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products such as those we are developing. The pharmaceutical product candidates that we develop must be approved by the FDA before they may be legally marketed in the United States. See “Risk Factors — Risks Related to Clinical Development and Regulatory Approval.”

U.S. Pharmaceutical Product Development Process

In the United States, the FDA regulates pharmaceutical products under the Federal Food, Drug and Cosmetic Act (“FDCA”) and implementing regulations. Pharmaceutical products are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial enforcement. Any regulatory enforcement action could have a material adverse effect on us. The process required by the FDA before a non-biological pharmaceutical product may be marketed in the United States generally involves the following:

•	Completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices (“GLP”), and other applicable regulations;
•	Submission of an Investigational New Drug application (“IND”), which must become effective before human clinical studies may begin;
•	Conduct of adequate and well-controlled human clinical studies according to current Good Clinical Practices (“GCP”), to establish the safety and efficacy of the proposed pharmaceutical product for its intended use;
•	Submission to the FDA of an NDA for a new pharmaceutical product;
•	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the pharmaceutical product is produced to assess compliance with current Good Manufacturing Practice standards (“cGMP”), to assure that the facilities, methods and controls are adequate to preserve the pharmaceutical product’s identity, strength, quality and purity;
•	Potential FDA inspection of the preclinical and clinical study sites that generated the data in support of the NDA; and
•	FDA review and approval of the NDA.

The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources and approvals are inherently uncertain.

Before testing any pharmaceutical product with potential therapeutic value in humans, the pharmaceutical product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the pharmaceutical product candidate. These early studies are conducted using sound scientific procedures and require thorough documentation. The conduct of a single and repeat dose toxicology and toxicokinetic studies in animals must comply with federal regulations and requirements including GLP. The pharmaceutical product sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. The IND becomes effective 30 days after receipt by the FDA, unless the FDA has concerns and notifies the sponsor. In such a case, the IND sponsor must resolve any outstanding concerns before the clinical study can begin. If resolution cannot be reached within the 30-day review period, the FDA can place the IND on clinical hold or the sponsor may withdraw the application. The FDA may also impose clinical holds on a pharmaceutical product candidate at any time before or during clinical studies due to safety concerns or regulatory non-compliance. Accordingly, it is not certain that submission of an IND will result in the FDA allowing clinical studies to begin, or that, once begun, issues will not arise that can lead to suspension or termination of such clinical studies.

During the development of a new drug, sponsors are given opportunities to meet with the FDA to discuss progress. These meetings may occur prior to submission of an IND, at the end of Phase 2 clinical development, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the sponsor to ask specific questions of the FDA, for the FDA to provide advice, and for the sponsor and FDA to reach agreement on the next phase of development. Sponsors typically use the end of Phase 2 meeting to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical (registration) trial(s) that they believe will support approval of the new drug. A sponsor may be able to request a Special Protocol Assessment (“SPA”), the purpose of which is to reach agreement with the FDA on the Phase 3 clinical trial protocol design and analyses that will form the primary basis of an efficacy claim.

Conducting Clinical Studies

Clinical studies are voluntary research studies involving the administration of the pharmaceutical product candidate to healthy volunteers or patients under the supervision of qualified investigators, typically physicians independent of the clinical study sponsor’s control. Clinical studies are conducted according to protocols detailing, among other things, the objectives of the clinical study, dosing procedures, subject selection and exclusion criteria, how the results will be analyzed and presented and the parameters to be used to monitor subject safety. Each protocol must be submitted to the FDA as part of the IND. Clinical studies must be conducted in accordance with GCP requirements. Further, each clinical study must be reviewed and approved by an independent institutional review board (“IRB”), at, or servicing, each institution at which the clinical study will be conducted. An IRB is charged with protecting the welfare and rights of study participants and is tasked with considering such items as whether the safety risks to individuals participating in the clinical studies are minimized and are reasonable in relation to anticipated benefits. The IRB approves the informed consent that must be provided to each clinical study subject or his or her legal representative and will also monitor the clinical study to ensure patient safety until completed.

Human clinical studies are typically conducted in three sequential phases that may overlap or be combined:

•	Phase 1. The pharmaceutical product is initially administered to healthy volunteers and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.
•	Phase 2. The pharmaceutical product is studied in a limited patient population with the disease or condition to evaluate its effectiveness for a particular indication or indications and to determine the common short-term side effects and risks associated with the product.
•	Phase 3. Clinical studies are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These clinical studies are intended to establish the overall risk/benefit of the product and provide an adequate basis for product labeling. The studies must be well-controlled and usually include a control arm for comparison. One or two Phase 3 studies may be required by the FDA for an NDA, depending on the disease severity and other available treatment options.
•	Post-approval studies, or Phase 4 clinical studies, may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication.
•	Progress reports detailing the results of the clinical studies must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events or any finding from tests in laboratory animals that suggests a significant risk for human subjects. Phase 1, Phase 2 and Phase 3 clinical studies may not be completed successfully within any specified period, if at all. The FDA, the sponsor or its data safety monitoring board may suspend a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the pharmaceutical product has been associated with unexpected serious harm to patients.

Concurrent with clinical studies, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the pharmaceutical product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the pharmaceutical product candidate and, among other things, must include methods for testing the identity, strength, quality and purity of the final pharmaceutical product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the pharmaceutical product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Processes

The results of product development, preclinical studies and clinical studies, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the pharmaceutical product, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances.

In addition, under the Pediatric Research Equity Act (“PREA”), an NDA or a supplement thereof must contain data to assess the safety and effectiveness of the pharmaceutical product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any pharmaceutical product for an indication for which orphan designation has been granted. The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act (“PDUFA”), the FDA has 10 months in which to complete its initial review of a standard NDA and respond to the applicant, and six months for a priority NDA. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs. The review process and the PDUFA goal date may be extended by three months if the FDA requests or if the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

After the NDA submission is accepted for filing, the FDA reviews the NDA application to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. The FDA may refer applications for novel pharmaceutical products or pharmaceutical products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the pharmaceutical product approval process, the FDA also will determine whether a risk evaluation and mitigation strategy (“REMS”), is necessary to assure the safe use of the pharmaceutical product. If the FDA concludes that a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without a REMS, if required.

Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to ensure consistent production of the product within required specifications.

Additionally, before approving an NDA, the FDA will typically inspect one or more clinical study sites to assure compliance with GCPs. If the FDA determines the application, manufacturing process or manufacturing facilities, or clinical study sites are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. In addition, the FDA will require the review and approval of product labeling.

The NDA review and approval process is lengthy and involved and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information. Even if such data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical studies are not always conclusive and the FDA may interpret data differently than the sponsor interprets the same data. The FDA will issue a complete response letter if the agency decides not to approve the NDA. The complete response letter usually describes all of the specific deficiencies in the NDA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical studies.

Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require Phase 4 testing which involves clinical studies designed to further assess pharmaceutical product safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized.

Expedited Development and Review Programs; Breakthrough Therapy Designation

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new pharmaceutical products that meet certain criteria. Specifically, new pharmaceutical products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. The Fast Track designation must be requested by the sponsor. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. With a Fast Track designated product, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, if the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable and if the sponsor pays any required user fees upon submission of the first section of the NDA.

Any product submitted to the FDA for marketing approval, including a Fast Track program, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new pharmaceutical product designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Pharmaceutical products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that the products may be approved on the basis of adequate and well-controlled clinical studies establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a pharmaceutical product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Fast Track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

The FDA is also required to expedite the development and review of the application for approval of drugs that are intended to treat a serious or life-threatening disease or condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Under the breakthrough therapy program, the sponsor of a new product candidate may request that the FDA designate the product candidate for a specific indication as a breakthrough therapy concurrent with, or after, the filing of the IND for the product candidate. The FDA must determine if the product candidate qualifies for breakthrough therapy designation within 60 days of receipt of the sponsor’s request. Elraglusib IV and elraglusib oral dosage forms may all be eligible for breakthrough therapy designation depending on the indication and pending additional data.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition affecting fewer than 200,000 individuals in the United States, or in other limited cases. ODD provides for seven years of market exclusivity, independent of patent protection, to the company with ODD that brings a particular product to market. In addition, companies developing orphan drugs are eligible for certain incentives, including tax credits for qualified clinical testing.

To gain exclusivity, if a product that has ODD subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to the orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same active moiety for the same indication for seven years, except in limited circumstances, such as another drug’s showing of clinical superiority over the drug with orphan exclusivity. In addition, doctors may prescribe products for off-label uses and undermine our exclusivity. Orphan drug exclusivity could block the approval of one of our product candidates for seven years if a competitor obtains approval for the same active moiety for the same indication before we do, unless we are able to demonstrate that our product is clinically superior.

A sponsor may request ODD of a previously unapproved product or new orphan indication for an already marketed product. In addition, a sponsor of a product that is otherwise the same product as an already approved orphan drug may seek and obtain ODD for the subsequent product for the same rare disease or condition if it can present a plausible hypothesis that its product may be clinically superior to the first, approved product. More than one sponsor may receive ODD for the same product for the same rare disease or condition, but each sponsor seeking ODD must file a complete request for designation, and only the first sponsor that obtains approval for that drug for the orphan indication will obtain market exclusivity, effectively preventing the FDA from approving products under development by competitors for the same drug and same indication, unless the competitor is able to demonstrate that the product under development is clinically superior to the approved product or the approved product is not available in sufficient quantities. To permit the FDA to end another manufacturer’s orphan exclusivity period, the FDA must determine that the manufacturer has demonstrated clinical superiority by showing the later drug is safer, more effective, or otherwise makes a major contribution to patient care.

We may plan to pursue ODD and exclusivity for some of our product candidates in the United States, the EU, and other geographies of interest for specific products. ODD neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. We cannot guarantee that we will obtain ODD for any products in any jurisdiction. Even if we are able to acquire ODD for a product, we cannot be sure that such product will be approved, that we will be able to obtain orphan drug exclusivity upon approval, if ever, or that we will be able to maintain any exclusivity that is granted.

Regulation Outside the United States

In order to market a pharmaceutical product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy that govern, among other things, clinical trials, marketing authorization, commercial sales and distribution. Whether or not we obtain FDA approval for a pharmaceutical product, we would need to obtain the necessary approvals by the comparable non-U.S. regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. The approval process ultimately varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Regulation and Marketing Authorization in the EU

The EMA is the scientific agency of the EU that coordinates the evaluation and monitoring of new and approved medicinal products such as drugs and biologics. It is responsible for the scientific evaluation of applications for EU marketing authorizations, as well as the development of technical guidance and the provision of scientific advice to sponsors.

The process regarding approval of medicinal products in the EU follows roughly the same lines as in the United States and likewise generally involves satisfactorily completing each of the following:

•	preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the applicable EU Good Laboratory Practice regulations;
•	submission to the relevant regulatory agencies in EU member states, or national authorities, of a clinical trial application (“CTA”) for each clinical trial, which must be approved before human clinical trials may begin;
•	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication;
•	submission to the relevant national authorities of a Marketing Authorization Application (“MAA”), which includes the data supporting safety and efficacy as well as detailed information on the manufacture and composition of the product in clinical development and proposed labeling;
•	satisfactory completion of an inspection by the relevant national authorities of the manufacturing facility or facilities, including those of third parties, at which the product is produced to assess compliance with cGMP;
•	potential audits of the non-clinical and clinical trial sites that generated the data in support of the MAA; and
•	review and approval by the relevant national authority of the MAA before any commercial marketing, sale or shipment of the product.

Preclinical Studies

Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate the potential efficacy and toxicity in animals. The conduct of the preclinical tests and formulation of the compounds for testing must comply with the relevant EU regulations and requirements. The results of the preclinical tests, together with relevant manufacturing information and analytical data, are submitted as part of the CTA when seeking approval to start a clinical trial, and with the MAA when seeking marketing authorization.

Clinical Trial Approval

Requirements for the conduct of clinical trials in the EU including GCP, are implemented in the current Clinical Trials Directive 2001/20/EC and the GCP Directive 2005/28/EC. Pursuant to Directive 2001/20/EC and Directive 2005/28/EC, as amended, a system for the approval of clinical trials in the EU has been implemented through national legislation of the EU member states. Under this system, approval must be obtained from the competent national authority in which a trial is planned to be conducted, or in multiple member states if the clinical trial is to be conducted in a number of member states. To this end, a CTA is submitted, which must be supported by an investigational medicinal product dossier (IMPD) and further supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and other applicable guidance documents. Furthermore, a clinical trial may only be started after a competent ethics committee has issued a favorable opinion on the clinical trial application in that country.

On January 31, 2022, the Clinical Trials Regulation (EU) No. 536/2014 repealed the Clinical Trials Directive 2001/20/EC. To ensure that the rules for clinical trials are identical throughout the EU, the Clinical Trials Regulation (EU) No. 536/2014 was passed as a regulation which is directly applicable in all EU member states. The Clinical Trials Directive 2001/20/EC will, however, still apply three years from the date of entry into application of the Clinical Trials Regulation to (i) clinical trials applications submitted before the entry into application and (ii) clinical trials applications submitted within one year after the entry into application if the sponsor opts for the old system.

Regulation (EU) No 536/2014 aims to simplify and streamline the approval of clinical trial in the EU. The main characteristics of the regulation include:

•	a streamlined application procedure via a single entry point, known as the Clinical Trials Information System;
•	a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures which will spare sponsors from submitting broadly identical information separately to various and different national authorities;
•	harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts;
•	strictly defined deadlines for the assessment of clinical trial application; and
•	the involvement of the ethics committees in the assessment procedure in accordance with the national law of the member state concerned but within the overall timelines defined by the Regulation (EU) No 536/2014.

Marketing Authorization

Authorization to market a product in the member states of the EU proceeds under one of four procedures: a centralized procedure, a mutual recognition procedure, a decentralized procedure or a national procedure.

Centralized Procedure

The centralized procedure enables applicants to obtain a marketing authorization that is valid in all EU member states based on a single application. Certain medicinal products, including products developed by means of biotechnological processes, must undergo the centralized authorization procedure for marketing authorization, which, if granted by the European Commission, based on the opinion of the EMA, is automatically valid in all EU member states. Sponsors may elect to file an MAA through the centralized procedures for other classes of products.

The centralized procedure is mandatory for certain types of products such as medicines derived from biotechnology processes (e.g., genetic engineering), advanced-therapy medicines (e.g., gene-therapy, tissue engineered medicine), orphan medicines, and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, diabetes, neurodegenerative disorders, autoimmune and other immune dysfunctions, and viral diseases.

The centralized authorization procedure is optional for other medicinal products if they contain a new active substance, if the applicant shows that the medicinal product concerned constitutes a significant therapeutic, scientific or technical innovation, or that the granting of authorization is in the public interest of the EU.

Administration Procedure

Under the centralized procedure, the EMA’s Committee for Human Medicinal Products (“CHMP”) serves as the scientific committee that renders opinions about the safety, efficacy and quality of medicinal products for human use on behalf of the EMA. The CHMP is composed of experts nominated by each member state’s national authority for medicinal products, with one of them appointed to act as Rapporteur for the coordination of the evaluation with the possible assistance of a further member of the Committee acting as a Co-Rapporteur. After approval, the Rapporteur(s) continue to monitor the product throughout its life cycle. The CHMP has 210 active days, to adopt an opinion as to whether a marketing authorization should be granted. The process usually takes longer in case additional information is requested, which triggers clock-stops in the procedural timelines. The process is complex and involves extensive consultation with the regulatory authorities of member states and a number of experts. When an application is submitted for a marketing authorization in respect of a drug which is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation, the applicant may, pursuant to Article 14(9) Regulation (EC) No 726/2004, request an accelerated assessment procedure. If the CHMP accepts such request, the time-limit of 210 days will be reduced to 150 days, but it is possible that the CHMP can revert to the standard time-limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment. Once the procedure is completed, a European Public Assessment Report (“EPAR”) is produced. If the opinion is negative, information is given as to the grounds on which this conclusion was reached. After the adoption of the CHMP opinion, a decision on the MAA must be adopted by the European Commission, after consulting the EU member states, which in total can take more than 60 days. After a drug has been authorized and launched, it is a condition of maintaining the marketing authorization that all aspects relating to its quality, safety and efficacy must be kept under review.

Conditional Approval

In specific circumstances, EU legislation (Article 14(7) Regulation (EC) No. 726/2004 and Regulation (EC) No. 507/2006 on Conditional Marketing Authorizations for Medicinal Products for Human Use) enables applicants to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for products (including medicines designated as orphan medicinal products), if  (1) the risk-benefit balance of the product is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (3) the product fulfills unmet medical needs, and (4) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions and/or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.

Marketing Authorization Under Exceptional Circumstances

As per Article 14(8) Regulation (EC) No 726/2004, products for which the applicant can demonstrate that comprehensive data (in line with the requirements laid down in Annex I of Directive 2001/83/EC, as amended) cannot be provided (due to specific reasons foreseen in the legislation) might be eligible for marketing authorization under exceptional circumstances. This type of authorization is reviewed annually to reassess the risk-benefit balance. The fulfillment of any specific procedures/obligations imposed as part of the marketing authorization under exceptional circumstances is aimed at the provision of information on the safe and effective use of the product and will normally not lead to the completion of a full dossier/approval.

Pediatric Studies

Prior to obtaining a marketing authorization in the EU, applicants have to demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan (“PIP”) covering all subsets of the pediatric population, unless the EMA has granted (1) a product-specific waiver, (2) a class waiver, or (3) a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are laid down in Regulation (EC) No 1901/2006, the so-called Pediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Pediatric Committee of the EMA (“PDCO”) may grant deferrals for some medicines, allowing a company to delay development of the medicine in children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine in children is not needed or is not appropriate, such as for diseases that only affect the elderly population.

Before a marketing authorization application can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP.

Period of Authorization and Renewals

A marketing authorization will be valid for five years in principle, and the marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by a national authority. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least nine months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization will be valid for an unlimited period, unless the European Commission or the national authority decides on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Any authorization that is not followed by the actual placing of the drug on the EU market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization will cease to be valid, the so-called “sunset clause.”

Orphan Medicinal Product Designation and Exclusivity

The European Commission can grant OMPD to products for which the sponsor can establish that it is intended for the diagnosis, prevention, or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in 10,000 people in the EU, or (2) a life threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that sales of the drug in the EU would generate a sufficient return to justify the necessary investment. In addition, the sponsor must establish that there is no other satisfactory method approved in the EU of diagnosing, preventing or treating the condition, or if such a method exists, the proposed orphan drug will be of significant benefit to patients.

OMPD provides a number of benefits, including fee reductions, regulatory assistance, and the possibility to apply for a centralized EU marketing authorization, as well as 10 years of market exclusivity following a marketing authorization. During this market exclusivity period, neither the EMA, nor the European Commission nor the Member States can accept an application or grant a marketing authorization for a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may be reduced to six years if, at the end of the fifth year, it is established that the OMPD criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. In addition, a competing similar medicinal product may be authorized prior to the expiration of the market exclusivity period, including if it is shown to be safer, more effective or otherwise clinically superior to the already approved orphan drug or if the holder of the marketing authorization for the already approved orphan drug is unable to supply sufficient quantities of the product.

If the MAA of a medicinal product designated as an orphan drug includes the results of all studies conducted in compliance with an agreed PIP, and a corresponding statement is subsequently included in the marketing authorization granted, the 10-year period of market exclusivity will be extended to 12 years.

Regulatory Data Protection

EU legislation also provides for a system of regulatory data and market exclusivity. Upon receiving marketing authorization, new chemical entities approved on the basis of complete independent data package benefit from eight years of data exclusivity and an additional two years of market exclusivity. Data exclusivity prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic or biosimilar (abbreviated) application. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be marketed until the expiration of the market exclusivity. The overall 10-year period will be extended to a maximum of 11 years if, during the first 8 years of those 10 years, the marketing authorization holder (“MAH”) obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity and the innovator is able to gain the period of data exclusivity, another company nevertheless could also market another version of the drug if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical test, preclinical tests and clinical trials. However, products designated as orphan medicinal products enjoy, upon receiving marketing authorization, a period of 10 years of orphan market exclusivity. Depending upon the timing and duration of the EU marketing authorization process, products may be eligible for up to five years’ supplementary protection certificates (“SPCs”). Such SPCs extend the rights under the basic patent for the drug.

Regulatory Requirements After a Marketing Authorization Has Been Obtained

If we obtain authorization for a medicinal product in the EU, we will be required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products.

We will, for example, have to comply with the EU’s stringent pharmacovigilance or safety reporting rules, pursuant to which post-authorization studies and additional monitoring obligations can be imposed.

Other requirements relate to, for example, the manufacturing of products and active pharmaceutical ingredients in accordance with good manufacturing practice standards. EU regulators may conduct inspections to verify our compliance with applicable requirements, and we will have to continue to expend time, money and effort to remain compliant. Non-compliance with EU requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties in the EU. Similarly, failure to comply with the EU’s requirements regarding the protection of individual personal data can also lead to significant penalties and sanctions. Individual EU member states may also impose various sanctions and penalties in case we do not comply with locally applicable requirements.

The manufacturing of authorized drugs, for which a separate manufacturer’s license is mandatory, must be conducted in compliance with the EMA’s cGMP requirements and comparable requirements of other national authorities, which mandate the methods, facilities and controls used in manufacturing, processing and packing of drugs to assure their safety and identity. The EMA enforces its cGMP requirements through mandatory registration of facilities and inspections of those facilities. The EMA may have a coordinating role for these inspections while the responsibility for carrying them out rests with the member states competent authority under whose responsibility the manufacturer falls. Failure to comply with these requirements could interrupt supply and result in delays, unanticipated costs and lost revenues, and could subject the applicant to potential legal or regulatory action, including but not limited to warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil and criminal penalties.

The marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the EU. The applicable regulations aim to ensure that information provided by holders of marketing authorizations regarding their products is truthful, balanced and accurately reflects the safety and efficacy claims authorized by the EMA or by the national authority of the authorizing member state. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties.

Other Healthcare Laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain business practices in the biopharmaceutical industry. Applicable federal and state healthcare laws and regulations include the following:

•	The federal healthcare Anti-Kickback Statute of 1972 prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order, or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare, Medicaid, or other governmental programs. A person or entity does not need to have actual knowledge of the federal anti-kickback statute or specific intent to violate it to have committed a violation; in addition, items or services resulting from a violation of the federal anti-kickback statute may constitute a false or fraudulent claim for purposes of the False Claims Act;
•	The federal False Claims Act of 1986 imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government claims for payment that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government;
•	The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. This statute also prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services;
•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) of 2009 and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates” — independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity.
•	The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA) imposed new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities, which will provide coverage of outpatient prescription drugs.
•	The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness.
•	The Physician Payments Sunshine Act of 2010 requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to payments or other transfers of value made to physicians and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members.
•	The Patient Protection and Affordable Care Act of 2010 (“PPACA”) includes measures to significantly change the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. Among the provisions of the PPACA of importance to the pharmaceutical and biotechnology industry are the following, among others: (i) extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; (ii) expansion of eligibility criteria for Medicaid programs; and (iii) expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program.
•	The Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction, or joint committee, to recommend proposals in spending reductions to Congress. The joint committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013.
•	The American Taxpayer Relief Act of 2012, reduced Medicare payments to several providers, among other things, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding.
•	Depending upon the timing, duration and specifics of the FDA approval of the use of our pharmaceutical product candidates, some of our products to be licensed under U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process.
•	The Biologics Price Competition and Innovation Act (“BPCI Act”) authorizes the FDA to license a biological product that is biosimilar to an FDA-licensed biologic through an abbreviated pathway. The BPCI Act establishes criteria for determining that a product is biosimilar to an already-licensed biologic, or reference product, and establishes a process by which an abbreviated BLA for a biosimilar product is submitted, reviewed and approved.

Coverage and Reimbursement

Sales of our product candidates in the United States may depend, in part, on the extent to which the costs of the product candidates may be covered by third-party payers, such as government health programs, commercial insurance and managed health care organizations. These third-party payers are increasingly challenging the prices charged for medical products and services. Additionally, the containment of health care costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The United States government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. If these third-party payers do not consider our product candidates to be cost-effective compared to other available therapies, they may not cover our product candidates after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our product candidates on a profitable basis.

In order to secure coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA, EMA or other comparable regulatory approvals. Our product candidates may not be considered medically necessary or cost-effective. A payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Third-party reimbursement may not be sufficient to enable us to maintain price levels high enough to realize an appropriate return on our investment in product development.

Pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies. The conduct of such studies could be expensive and result in delays in our commercializing efforts. There can be no assurance that any country that has price controls or reimbursement limitations for drug products will allow favorable reimbursement and pricing arrangements for any of our products.

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on drug pricing. Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

U.S. Healthcare Reform

In the United States, there have been and continue to be a number of significant legislative initiatives to contain healthcare costs. The PPACA contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs subject to the Medicaid Drug Rebate Program, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs.

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the PPACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the PPACA brought by several states without specifically ruling on the constitutionality of the PPACA.

In addition, other legislative changes have been proposed and adopted since PPACA was enacted. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, for single source and innovator multiple source drugs, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price. Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries, presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. Additional changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, effective April 1, 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2027, unless additional Congressional action is taken; however, pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and subsequent legislation. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and, accordingly, our financial operations.

Moreover, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products. There have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. The FDA published a final rule on October 1, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Service (“HHS”) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Most recently, on August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. Among other things, the IRA directs the HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price representing a significant discount from average prices to wholesalers and direct purchasers. The law will also, beginning in 2023, penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. Further, the IRA eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the IRA may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

Although a number of these and other proposed measures may require authorization through additional legislation to become effective, Congress has indicated that it will continue to seek new legislative measures to control drug costs.

CMS issued a final rule, effective on July 9, 2019, that requires direct-to-consumer advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product if it is equal to or greater than $35 for a monthly supply or usual course of treatment. Prescription drugs and biological products that are in violation of these requirements will be included on a public list.

Any adopted health reform measure could reduce the ultimate demand for our products, if approved, or put pressure on our product pricing. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. We expect that additional state and federal healthcare reform measures will be adopted in the future.

We expect that additional state and federal healthcare reform measures, as well as legal changes by foreign governments, will be adopted in the future, any of which could limit the amounts that governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Employees and Human Capital Resources

As of December 31, 2024, we had 10 full-time employees plus a number of contract workers, who manage and oversee all aspects of our operations, including nonclinical development, manufacturing, clinical development, and general and administrative functions. Seven employees were engaged in research and development activities. In addition, we currently work with numerous highly experienced consultants and contractors who provide management and oversight in manufacturing, analytical, clinical supply chain, regulatory, pharmacovigilance and safety, clinical operations, data management, statistics, non-clinical toxicology, nonclinical and clinical pharmacology, and medical affairs. Thus, we currently operate as a semi-virtual pharmaceutical company with expertise in numerous aspects of preclinical and clinical development. Many of our consultants and contractors have extensive experience specifically in the development of cancer drugs.

None of our employees are represented by a labor union or covered under a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

We are a Delaware corporation formed on January 16, 2015 as Apotheca Therapeutics, Inc. and changed our name to Actuate Therapeutics, Inc. on October 1, 2015. Our principal executive offices are located at 1751 River Run, Suite 400, Fort Worth, Texas 76107, and our telephone number is (817) 887-8455.

Our Internet address for corporate and investor information is www.actuatetherapeutics.com. The information contained on our website or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this Report.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on or through our website at www.actuatetherapeutics.com under the "SEC Filings" heading on the "Investors" page as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. They are also available for free on the SEC’s website at www.sec.gov.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before you decide to invest in our common stock, you should consider carefully the risks described below, together with the other information contained in this Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. We believe the risks described below are the risks that are material to us as of the date of this Report. The occurrence of any of the events or developments discussed in the risk factors below could have a material and adverse impact on our business, financial condition, results of operations and cash flows and, in such case, our future prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

Risk Factor Summary

Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face and you should not consider this section to be a complete discussion of all potential risks or uncertainties that may substantially impact our business.

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

•	We have a limited operating history, have incurred significant operating losses and expect to incur significant operating losses for the foreseeable future. We have a high risk of never generating revenue or becoming profitable or, if we achieve profitability, it may not be sustained.
•	Our financial condition raises substantial doubt as to our ability to continue as a going concern.
•	We will require substantial additional capital to finance our operations, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or other operations.
•	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates. In addition, any capital obtained by us may be obtained on terms that are unfavorable to us, our investors, or both.

Risks Related to Clinical Development and Potential Regulatory Approval

•	We do not have, and may never have, any approved products on the market. Our business is highly dependent upon receiving approvals from various governmental agencies and will be severely harmed if we are not granted approval to manufacture and sell our product candidates.
•	We currently depend entirely on the success of elraglusib, which is our only product candidate. If we are unable to advance elraglusib in clinical development, obtain regulatory approval and ultimately commercialize elraglusib in a timely manner, our business will be materially harmed.
•	Even if we complete all planned clinical trials including a Phase 3 trial in the future, there is no guarantee that at the time of submission the FDA will accept our NDA.
•	Clinical and preclinical drug development involves a lengthy and expensive process with uncertain timelines and outcomes, and results of prior preclinical studies and early clinical trials are not necessarily predictive of future results. Elraglusib or any future product candidates may not achieve favorable results or receive regulatory approval on a timely basis, if at all.
•	We may not be successful in our efforts to advance elraglusib in additional indications. We may expend our limited resources to pursue a new product candidate or a particular indication for elraglusib and fail to capitalize on more profitable or successful alternatives.
•	Use of elraglusib or any future product candidates could be associated with side effects, adverse events or other properties or safety risks, which could delay or preclude regulatory approval, cause us to suspend or discontinue clinical trials, abandon elraglusib or any future product candidate, limit the commercial profile of an approved label or result in other significant negative consequences that could severely harm our business, financial condition, results of operations and prospects.
•	If we experience delays or difficulties in the enrollment of subjects to our clinical trials, our receipt of necessary regulatory approvals could be delayed or otherwise adversely affected.
•	Interim, topline, and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

Risks Related to Our Reliance on Third Parties

•	The termination of third-party licenses could adversely affect our rights to important technologies.
•	Our current elraglusib DS manufacturer is in China, and it is unknown how current or future geopolitical relationships with China may affect our ability to obtain DS, increase our costs, delay clinical trials and potential regulatory approval, and adversely impact our financial condition.
•	We rely on third parties to conduct our non-clinical studies and clinical trials. If these parties do not successfully carry out their duties or meet deadlines, we may be unable to obtain regulatory approval for or commercialize our product candidates and adversely affect our financial condition.
•	Data provided by collaborators and other parties upon which we rely have not been independently verified and could turn out to be inaccurate, misleading, or incomplete.

Risks Related to Commercialization of Elraglusib and any Future Product Candidates

•	We have a limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our prospects and likelihood of success.
•	Our business is highly dependent on the success of our lead product candidate, elraglusib, and any other future product candidates that we advance into clinical development, all of which will require significant additional development before we can seek regulatory approval for and launch a product commercially.

Risks Related to Our Intellectual Property

•	We may not be able to enforce our intellectual property rights throughout the world.
•	If we and our third-party licensors do not obtain and preserve protection for key intellectual property rights, our competitors may be able to take advantage of our development efforts.
•	If we fail to comply with our license, collaboration or other intellectual property-related agreements, we may incur damages and could lose rights that may be necessary for developing, commercializing and protecting our current or future technologies or drug candidates or granting sublicenses.

Risks Related to Our Business Operations and Industry

•	If we lose key management leadership, and/or scientific personnel, and if we cannot recruit qualified employees or other significant personnel, we may experience program delays and increased compensation costs, and our business may be materially disrupted.
•	Competition and technological change may make our product candidates less competitive or obsolete.
•	We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
•	Our anticipated operating expenses and capital expenditures are based upon our management’s estimates of possible future events. Actual amounts could differ materially from those estimated.

Risks Associated to our Common Stock

•	Concentration of ownership by our principal stockholders limits the ability of others to influence the outcome of director elections and other transactions requiring stockholder approval, creates the potential for conflicts of interest, may negatively impact our stock price and may deter or prevent efforts by others to acquire us, preventing our stockholders from realizing a control premium.
•	Current and new investors will experience dilution due to future sales or issuances of our common stock.
•	The trading price of the shares of our common stock could be highly volatile regardless of our operating performance, and purchasers of our common stock could incur substantial losses.
•	Numerous shares may now be sold into the open market upon expiry of the IPO lock-up in February 2025. Substantial sales of shares could cause the price of our common stock to decline.

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant operating losses for the foreseeable future. We have a high risk of never generating revenue or becoming profitable or, if we achieve profitability, it may not be sustained.

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

We have incurred losses since our inception in January 2015 through December 31, 2024 and our accumulated deficit was approximately $132.4 million at December 31, 2024. Substantially all of our losses have resulted from expenses incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to continue to incur substantial and increasing operating losses over the next several years as we continue the clinical development of, seek regulatory approval for and potentially commercialize elraglusib and any future product candidates, as well as operate as a public company.

The magnitude of our future losses and when, if ever, we will become profitable are uncertain. We do not have any products that have generated any revenues from commercial sales, and do not expect to generate revenues from the commercial sale of products in the near future, if ever. If we are unable to successfully develop, obtain requisite approval for and commercialize elraglusib or any future product candidates, we may never generate revenue. Our ability to generate revenue and achieve profitability will depend on, among other things, successful completion of the development of our product candidates; obtaining necessary regulatory approvals from the FDA and international regulatory agencies; establishing manufacturing, sales, and marketing arrangements with third parties; obtaining adequate reimbursement by third-party payers; and raising sufficient funds to finance our activities. If we are unsuccessful at some or all of these undertakings, our business, financial condition, and results of operations are expected to be materially and adversely affected.

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

As of December 31, 2024, we had approximately $8.6 million in cash and cash equivalents and working capital of approximately $0.4 million. We have incurred and expect to continue to incur significant costs in the development of our sole drug candidate, elraglusib. Our consolidated financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. To date, we have not generated product revenues from our activities and have incurred substantial operating losses. We expect that we will continue to generate substantial operating losses for the foreseeable future until we complete development and approval of our product candidates. We expect to continue to fund our operations primarily through utilization of our current financial resources and additional raises of capital.

These conditions raise substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm included in its audit opinion for the year ended December 31, 2024 an explanatory paragraph that there is substantial doubt as to our ability to continue as a going concern. We plan to address these conditions by raising funds from public or private offerings of equity or debt securities and other funding sources. However, there can be no assurance that such funding will be available to us, will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives. The reaction of investors to the inclusion of a going concern statement by our auditors and our potential inability to continue as a going concern may materially adversely affect our ability to raise new capital or enter into partnerships. If we become unable to continue as a going concern, we may have to liquidate our assets and the value we receive for our assets in liquidation or dissolution could be significantly lower than the value reflected in our consolidated financial statements.

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

Accordingly, in the near term, we intend to seek and will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all, including as a result of financial and credit market deterioration or instability, market-wide liquidity shortages, geopolitical events or otherwise.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates. In addition, any capital obtained by us may be obtained on terms that are unfavorable to us, our investors, or both.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. We do not have any committed external source of funds. As we attempt to raise additional financing, which we intend to do in the near term, there can be no assurance that we will be able to secure such additional financing in sufficient quantities or at all. We may be unable to raise additional capital for reasons including, without limitation, our operational and/or financial performance, investor confidence in us and the biopharmaceutical industry, credit availability from banks and other financial institutions, the status of current projects and our prospects for obtaining any necessary regulatory approvals. Potential investors’ capital investments may have shifted to other opportunities with perceived greater returns and/or lower risk thereby reducing capital available to us, if available at all.

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

Risks Related to Clinical Development and Potential Regulatory Approval

We do not have and may never have any approved products on the market. Our business is highly dependent upon receiving approvals from various governmental agencies and will be severely harmed if we are not granted approval to manufacture and sell our product candidates.

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

We may encounter delays or rejections in the regulatory approval process because of additional government regulation resulting from future legislation or administrative action, or from changes in the policies of the FDA or other regulatory bodies during the period of product development, clinical trials, or regulatory review. In addition, legislative and regulatory agendas, as they relate to healthcare and pharmaceutical industries and the economy as a whole, of the Trump administration and the U.S. Congress currently remain uncertain. Failure to comply with any current or future applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production, or an injunction preventing certain activity, as well as other regulatory action against our product candidates or us. As a company, we have no experience in successfully obtaining regulatory approval for a product and thus may be poorly equipped to gauge, and may prove unable to manage, risks relating to obtaining such approval.

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

We currently depend entirely on the success of elraglusib, which is our only product candidate. If we are unable to advance elraglusib in clinical development, obtain regulatory approval and ultimately commercialize elraglusib in a timely manner, our business will be materially harmed.

We currently only have one product candidate, elraglusib, which is in Phase 2 clinical development for the treatment of mPDAC as its lead indication. Our business presently depends entirely on our ability to successfully develop, obtain regulatory approval for, and commercialize elraglusib in a timely manner. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development and may be able to better sustain the delay or failure of a lead product candidate. The success of elraglusib will depend on several factors, including the following:

•	successful initiation and enrollment of clinical trials and completion of clinical trials with favorable results;
•	acceptance of regulatory submissions by the FDA or comparable foreign regulatory authorities for the conduct of clinical trials of elraglusib and of our proposed designs of planned clinical trials of elraglusib;
•	the frequency and severity of adverse events observed in clinical trials and preclinical studies;
•	maintaining and establishing relationships with contract research organizations (“CROs”) and clinical sites for the clinical development of elraglusib, and ability of such CROs and clinical sites to comply with clinical trial protocols, GCPs and other applicable requirements;
•	demonstrating the safety, purity and potency (or efficacy) of elraglusib to the satisfaction of applicable regulatory authorities, including by establishing a safety database of a size satisfactory to regulatory authorities;
•	receipt and maintenance of regulatory approvals from applicable regulatory authorities, including approvals of NDAs from the FDA;
•	maintaining relationships with our third-party manufacturers and their ability to comply with cGMPs as well as entering into agreements with our third-party manufacturers for, or establishing our own, commercial manufacturing capabilities at a cost and scale sufficient to support commercialization;
•	establishing sales, marketing and distribution capabilities and launching commercial sales of elraglusib, if and when approved, whether alone or in collaboration with others;
•	obtaining, maintaining, protecting and enforcing patent and any potential trade secret protection or regulatory exclusivity for elraglusib;
•	maintaining an acceptable safety profile of elraglusib following regulatory approval, if any;
•	maintaining and growing an organization of people who can develop and, if approved, commercialize, market and sell elraglusib; and
•	acceptance and coverage of our products, if approved, by patients, the medical community and federal healthcare program and other third-party payors.

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

The regulation and control of new drugs in the United States is based on the NDA, and every new drug is the subject of an approved NDA before U.S. commercialization. Through the NDA application, the developer of a drug candidate formally proposes that the FDA approve a new pharmaceutical for sale and marketing in the United States. The data gathered during the animal studies and human clinical trials of an IND become part of the NDA.

Clinical trials must be conducted in accordance with the FDA and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and ethics committees or one or more IRBs at the medical institutions and clinical trial sites where the clinical trials are conducted. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, or by a data safety monitoring board for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension, including a clinical hold, or termination due to a number of factors, including, among other reasons, failure to conduct the clinical trial in accordance with GCP and other regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site, or investigation of principal or sub-investigators conducting our clinical trials, by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

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

Clinical and preclinical drug development involves a lengthy and expensive process with uncertain timelines and outcomes, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results. Elraglusib or any future product candidates may not achieve favorable results or receive regulatory approval on a timely basis, if at all.

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

We may not be successful in our efforts to advance elraglusib in additional indications. We may expend our limited resources to pursue a new product candidate or a particular indication for elraglusib and fail to capitalize on more profitable or successful alternatives.

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

To date, elraglusib as a single agent and in combination with a variety of chemotherapy has been shown in a Phase 1 trial to be well-tolerated. However, these data were obtained in advanced cancer patients across many different cancer types and at different doses of elraglusib. The results of our planned or any future clinical trials in single cancer types may show that the side effects of elraglusib are unacceptable or intolerable, especially when compared with standard of care and in earlier stage patients, which could interrupt, delay or halt clinical trials. This could result in delay of, or failure to obtain, marketing approval from the FDA or EMA and other regulatory authorities or result in marketing approval from the FDA or EMA and other regulatory authorities with restrictive label warnings.

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

If we experience delays or difficulties in the enrollment of subjects to our clinical trials, our receipt of necessary regulatory approvals could be delayed or otherwise adversely affected.

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

As a company, we have not yet completed a Phase 2 clinical trial and have limited experience in completing regulatory filings, and any delays in regulatory filings could materially affect our financial condition.

We will need to successfully complete clinical trials in order to obtain FDA or comparable foreign regulatory approval to market elraglusib or any future product candidates. Carrying out clinical trials and the submission of a successful NDA or other comparable foreign regulatory submission is a complicated process. As a company, we have not yet completed a Phase 2 clinical trials of our product candidates, nor have we demonstrated the ability to obtain marketing approvals, manufacture product candidates at a commercial scale, or conduct sales and marketing activities necessary for the successful commercialization of a product. We may also choose to conduct a number of additional clinical trials of elraglusib in parallel over the next several years, which may be a difficult process to manage with our limited resources and which may divert attention of management. FDA or other regulatory authority could also require us to conduct additional trials which may further delay approval of our product. Consequently, we have no historical basis as a company by which you can evaluate or predict reliably our future success or viability.

We have limited experience with regulatory filings with agencies such as the FDA or EMA, and we have not yet completed a Phase 2 clinical trial for elraglusib or any other product candidate. We also have limited experience as a company in preparing and submitting marketing applications and have not previously submitted an NDA or other comparable foreign regulatory submission for any product candidate. In addition, we have had limited interactions with the FDA and cannot be certain how many additional clinical trials of elraglusib or any future product candidate will be required or how such additional trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to submission of an NDA and regulatory approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our ongoing or planned clinical trials could prevent us from or delay us in submitting NDAs or other comparable foreign regulatory submissions for and commercializing our product candidates. Any delay in our regulatory filings for our product candidates, and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including, without limitation, the FDA’s issuance of a “refuse to file” letter or a request for additional information, could materially affect our financial condition.

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

To date, elraglusib is the only product candidate we have tested in humans. As we continue our development of elraglusib and initiate clinical trials of any future product candidates, serious adverse events, undesirable side effects or unexpected characteristics may emerge or be reported, causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Even if our product candidates initially show promise in early clinical trials, the side effects of therapies are frequently only detectable after they are tested in large, Phase 2 or Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. Sometimes, it can be difficult to determine if the serious adverse or unexpected side effects were caused by the product candidate or another factor, especially in oncology subjects who may suffer from other medical conditions and be taking other medications. If serious adverse or unexpected side effects are identified during development and are determined to be attributed to our product candidates, or the result of drug-drug interactions between our product candidate and any of the concomitant therapies given to the trial subjects, we, the FDA or comparable foreign regulatory authorities, or IRBs and other reviewing entities, could interrupt, delay, or halt clinical trials and could result in a more restrictive label, a REMS or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities may also require, or we may voluntarily develop strategies for managing adverse events during clinical development, which could include restrictions on our enrollment criteria, the use of stopping criteria, adjustments to a study’s design, or the monitoring of safety data by a data monitoring committee, among other strategies. Any requests from the FDA or comparable foreign regulatory authority for additional data or information could also result in substantial delays in the approval of our product candidates.

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

We anticipate developing our product candidates for use in combination with other oncology pharmaceuticals, including chemotherapies and cellular and targeted therapies (e.g., immune checkpoint inhibitors). We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs or devices on commercially reasonable terms or at all.

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

Our lead product candidate, elraglusib, has been given FTD from the FDA for development in the treatment of pancreatic cancer, and we may seek FTD for other indications or future product candidates. The FTD program is intended to expedite or facilitate the process for reviewing product candidates that meet certain criteria. Specifically, biologics are eligible for Fast Track designation if they are intended, alone or in combination with one or more drugs or biologics, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the application may be eligible for priority review. An NDA submitted for a Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA. Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe or at all. We may not experience a faster development, regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. Additionally, the FDA may withdraw Fast Track designation, for reasons such as it comes to believe a drug candidate no longer adequately addresses an unmet medical need or that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures. If we seek Fast Track designation for other indications, or if we pursue breakthrough or PRIME designations from FDA or EMA, respectively, we may not receive such designations. Many product candidates that have received Fast Track designation have ultimately failed to obtain approval.

We, or any future collaborators, may not be able to obtain and maintain orphan drug exclusivity for our product candidates in the United States and Europe.

Elraglusib has been granted ODD for the treatment of pancreatic cancer, glioblastomas, neuroblastoma and soft tissue sarcomas in the United States. We may seek additional ODD or regulatory incentives for other indications, for the oral dosage form of elraglusib, or for future product candidates in the United States, EU, Japan or Australia. We may not be able to obtain such designations.

While elraglusib currently has been granted ODD from the FDA for limited indications, we may not be able to maintain this orphan drug exclusivity. Further, even if we obtain ODD for a future product candidate or for elraglusib with respect to a different indication, we may not be able to maintain orphan drug exclusivity for that drug or indication. For example, ODD may be removed if the prevalence of an indication increases beyond the patient number limit required to maintain designation. Generally, if a drug with an ODD subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same product in the same indication for that time period. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. Moreover, even after an orphan drug is approved, the FDA can subsequently approve a different drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care compared to our product.

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

Before we begin to commercially manufacture elraglusib or any other product candidate, we must obtain regulatory approval of the manufacturing facility and process by the FDA and any comparable foreign regulatory authority pursuant to inspections that will be conducted after we submit an NDA to the FDA or any comparable submission to a foreign regulatory authority. Manufacturing of drugs for clinical and commercial purposes must comply with cGMP. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers’ for compliance with cGMP requirements for the manufacture of products. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or any comparable foreign regulatory authority, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. The cGMP requirements govern quality control and documentation policies and procedures. Complying with cGMP and non-U.S. regulatory requirements will require that we expend time, money, and effort in production, recordkeeping, and quality control to ensure that the product meets applicable specifications and other requirements. We or our contracted manufacturing facility must also pass a pre-approval inspection prior to FDA approval. Failure to pass a pre-approval inspection may significantly delay or prevent FDA approval of our products. If we fail to comply with these requirements, we would be subject to possible regulatory action and may be limited in the jurisdictions in which we are permitted to market and sell our products, which could adversely impact and delay our ability to potentially generate revenue.

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

Risks Related to Our Reliance on Third Parties

The termination of third-party licenses could adversely affect our rights to important technologies.

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

Our current elraglusib DS manufacturer is in China, and it is unknown how current or future geopolitical relationships with China may affect our ability to obtain DS, increase our costs, delay clinical trials and potential regulatory approval, and adversely impact our financial condition.

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

We rely on third parties to conduct our non-clinical studies and clinical trials. If these parties do not successfully carry out their duties or meet deadlines, we may be unable to obtain regulatory approval for or commercialize our product candidates and adversely affect our financial condition.

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

Although we rely on third parties to conduct our non-clinical studies and clinical trials, we remain responsible for ensuring that each of our non-clinical studies and clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA, EMA and other foreign regulatory authorities require us to comply with regulations and standards, including regulations commonly referred to as GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in clinical trials.

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

Our business is highly dependent on the success of our lead product candidate, elraglusib, and any other future product candidates that we advance into clinical development, all of which will require significant additional development before we can seek regulatory approval for and launch a product commercially.

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

If we and our third-party licensors do not obtain and preserve protection for key intellectual property rights, our competitors may be able to take advantage of our (and our licensors’) development efforts.

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

We may be subject to competition despite the existence of intellectual property we license or own. We can give no assurances that our intellectual property claims will be sufficient to prevent third parties from designing around patents we own or license and developing and commercializing competitive products. The existence of competitive products that avoid our intellectual property could materially and adversely affect our operating results and financial condition. Furthermore, limitations, or perceived limitations, in our intellectual property may impact our ability to maintain a competitive edge in the market. While we hold patents and licenses, there’s no guarantee that they will fully protect us from competitors who find ways to work around our intellectual property. If other companies create products that avoid infringing on our patents, it could significantly affect our financial performance.

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

The granting of such PTEs is not guaranteed and is subject to numerous requirements. We might not be granted an extension because of, for example, failure to apply within applicable periods, failure to apply prior to the expiration of relevant patents or otherwise failure to satisfy any of the numerous applicable requirements. In addition, to the extent we wish to pursue PTE based on a patent that we in-license from a third party, we would need the cooperation of that third party. Moreover, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to obtain approval of competing products following our patent expiration by referencing our clinical and preclinical data and launching their product earlier than might otherwise be the case. If this were to occur, it could have a material adverse effect on our ability to generate revenue.

If we fail to comply with our license, collaboration or other intellectual property-related agreements, we may incur damages and could lose rights that may be necessary for developing, commercializing and protecting our current or future technologies or drug candidates or granting sublicenses.

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

Our future success is highly dependent on the continued service of principal members of our management, leadership, and scientific personnel, who are able to terminate their employment with us at any time and may be able to compete with us. The loss of any of our key management, leadership, or scientific personnel including, in particular, Daniel M, Schmitt, our President and CEO, and Andrew P. Mazar, Ph.D., our Chief Operating Officer, could materially disrupt our business and materially delay or prevent the successful product development and commercialization of our product candidates. We have employment agreements with Mr. Schmitt and Dr. Mazar which have no term but are for at-will employment, meaning the executives have the ability to terminate their employment at any time.

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

Our future success will also depend on our continuing ability to identify, hire, and retain highly skilled personnel for all areas of the organization. Competition in the biopharmaceutical industry for scientifically and technically qualified personnel is intense, and we may be unsuccessful in identifying, hiring, and retaining qualified personnel. Our continued requirement to identify, hire, and retain highly competent personnel may cause our compensation costs to increase materially. As of December 31, 2024, we had ten (10) full-time employees. As our clinical development and commercialization plans and strategies develop, we will need to expand our managerial, clinical, regulatory, sales, marketing, financial, development, manufacturing and legal capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future growth would impose significant added responsibilities on members of management, including:

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

A highly effective treatment for cancer is a desirable target for the pharmaceutical industry. There is significant activity in this space. Although none of the active pharmaceutical ingredients in current clinical trials are directed toward the mechanism of action of elraglusib, there can be no assurance that a large biopharmaceutical or biotechnology company will not pursue the commercialization or development of products competitive with elraglusib in the future. Many of these potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do.

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

We have engaged exclusively in licensing rights to product candidates and entering into collaboration agreements with respect to key services or technologies for our drug product development, and have not received any governmental approvals, brought any product to market, manufactured products commercial quantities or sold any pharmaceutical products. As a company, we have limited experience in negotiating, establishing, and maintaining strategic relationships, conducting clinical trials, and managing the regulatory approval process, all of which will be necessary if we are to be successful. Our lack of experience in these critical areas makes it difficult for a prospective investor to evaluate our abilities and increases the risk that we will fail to successfully execute our strategies.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers expose us to broadly applicable foreign, federal and state fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any products for which we obtain regulatory approval. Such laws include:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration (including any kickback, bribe or certain rebates), directly or indirectly, overtly or covertly, in cash or in kind, in return for, either the referral of an individual or the purchase, lease, or order, or arranging for or recommending the purchase, lease, or order of any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation;
•	the federal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making or causing to be made a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
•	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•	the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the CMS, information related to payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants and certified nurse-midwives), and teaching hospitals and other healthcare providers, as well as ownership and investment interests held by physicians and their immediate family members; and
•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws require biopharmaceutical companies to comply with the biopharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; some state laws that require biopharmaceutical companies to report information on the pricing of certain drug products; and some state and local laws that require the registration or pharmaceutical sales representatives.

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

The U.S. Congress, the Trump administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Since taking office in January 2025, the Trump administration has taken dramatic steps to freeze some federal funding and reduce the size of the federal workforce. It is not possible to predict the outcome of this congressional, executive, or regulatory activity, any of which could adversely affect us. Similarly, we cannot predict whether pending or future federal or state legislation or court proceedings will change various aspects of current government programs, nor can we predict the impact any such changes will have on our business operations or financial results, but the effects could be materially adverse. In addition, changes in the leadership of the FDA and other federal agencies under the new Trump administration can result in changes in the funding, operations and policies of the FDA and other federal agencies, which may negatively impact our clinical development plans, timelines, and the cost of product development.

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

We have taken advantage of reduced reporting burdens in this Report. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We have irrevocably elected to avail ourselves of this exemption and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We intend to rely on other exemptions provided by the JOBS Act, including, without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley.

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

In the United States, numerous federal and state laws and regulations, including federal health information privacy laws (e.g., HIPAA, as amended by the HITECH), state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH, or other privacy and data security laws. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. State legislatures in Washington, Nevada, and Connecticut have recently enacted legislation to protect consumer health information that is not covered by HIPAA. In addition to detailed and specific requirements for the collection, use, disclosure, retention, and safeguarding of consumer health data, the Washington My Health My Data Act (“MHMDA”) (effective March 31, 2024) provides a private right of action to consumers for violations of the Act.

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

Our research and development and drug candidates and future commercial manufacturing may involve the use of hazardous materials and various chemicals. We currently do not maintain a research laboratory, but we engage third-party research organizations and manufacturers to conduct our preclinical studies, clinical trials and manufacturing. These third-party laboratories and manufacturers are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. We must rely on the third parties’ procedures for storing, handling and disposing of these materials in their facilities to comply with the relevant guidelines of the states in which they operate and the Occupational Safety and Health Administration of the U.S. Department of Labor. Although we believe that their safety procedures for handling and disposing of these materials comply with the standards mandated by applicable regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, this could result in significant delays in our development. We are also subject to numerous environmental, health and workplace safety laws and regulations. Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees, this insurance may not provide adequate coverage against potential liabilities. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

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

Most recently, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA (i) directs the HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. The impact of the IRA on the pharmaceutical industry cannot yet be fully determined but is likely to be significant. Additional drug pricing proposals could appear in future legislation.

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

The ability of the FDA and other government agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, a government agency’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the government agency’s ability to perform routine functions. Average review times at the FDA and other government agencies have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new biologics or modifications to approved or licensed biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. Moreover, action by the Trump Administration to limit federal agency budgets or personnel, may result in reductions to the FDA’s budget, employees, and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates.

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

We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. As of December 31, 2024, we had net operating loss (“NOL”) carryforwards, which may be available to offset our future taxable income, if any. Our NOL carryforwards and other tax attributes are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities.

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

Our anticipated operating expenses and capital expenditures are based upon our management’s estimates of possible future events. Actual amounts could differ materially from those estimated.

Development of pharmaceuticals and cancer drugs is extremely risky and unpredictable. We have estimated operating expenses and capital expenditures over the next year based on certain assumptions. Any change in the assumptions could and will cause the actual results to vary substantially from the anticipated expenses and expenditures and could result in material differences in actual versus forecasted expenses or expenditures. Furthermore, all of the factors are subject to the effect of unforeseeable future events. The estimates of operating expenses and capital expenditures represent forward-looking statements within the meaning of the federal securities laws. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors set forth under this “Risk Factors” section in this Report. In view of the foregoing, investors should not rely on these estimates in making a decision to invest in us.

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

Risks Associated to our Common Stock

Concentration of ownership by our principal stockholders limits the ability of others to influence the outcome of director elections and other transactions requiring stockholder approval, creates the potential for conflicts of interest, may negatively impact our stock price and may deter or prevent efforts by others to acquire us, preventing our stockholders from realizing a control premium.

A significant percentage of our outstanding stock is currently held by funds affiliated with our chairman, Aaron G.L. Fletcher, (the “Bios Equity Affiliated Funds”) and which beneficially own approximately 51% of our common stock outstanding as of December 31, 2024. As a result, the Bios Equity Affiliated Funds have a strong influence on corporate actions requiring stockholder approval, including the following actions:

•	to elect or defeat the election of our directors;
•	to amend or prevent amendment of our certificate of incorporation or bylaws;
•	to effect or prevent a merger, sale of assets or other corporate transaction; and
•	to control the outcome of any other matter submitted to our stockholders for vote.

The Bios Equity Affiliated Funds’ significant interest in us also creates the potential for conflicts of interest which may be viewed unfavorably by minority stockholders, thereby hurting our stock price. In addition, the Bios Equity Affiliated Funds are not subject to any contractual restrictions on their ability to acquire additional shares of common stock. Any future purchases of equity securities, including in connection with any rights offerings or any alternative equity or equity-linked offering that we may conduct, could result in the Bios Equity Affiliated Funds again attaining beneficial ownership of a majority of our common stock. As a result of the Bios Equity Affiliated Funds’ significant ownership and Dr. Fletcher’s position as our Chairman, others may be less inclined to pursue an acquisition of us and therefore we may not have the opportunity to be acquired in a transaction that stockholders might otherwise deem favorable, including transactions in which our stockholders might realize a substantial premium for their shares.

Current and new investors will experience dilution due to future sales or issuances of our common stock.

Our employees, non-employee directors and other consultants, advisors and other persons who provide services to the Company are eligible to receive incentive awards under the 2024 Stock Incentive Plan (“2024 Plan”), including stock options grants, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and other awards. As of December 31, 2024, up to a total of 3,709,790 shares of our common stock may be issued pursuant to awards issued and outstanding and awards available for grant under the 2024 Stock Incentive Plan and 2015 Stock Incentive Plan (collectively, the “Incentive Plans”). As of December 31, 2024, there were 2,385,140 shares available for grant under the Incentive Plans.

In addition, our current and our new investors will likely also experience substantial dilution resulting from the issuance by us of equity securities in connection with certain transactions, including without limitation, future offering of shares, intellectual property licensing, acquisition, or commercialization arrangements.

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

There was no public market for our common stock prior to the IPO in August 2024. An active, liquid and orderly market for our common stock may not be sustained, or we may in the future fail to satisfy the continued listing requirements of Nasdaq, and you may not be able to resell your shares at or above your purchase price or at all.

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

The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

•	results of our clinical trials and preclinical studies, and the results of trials of our competitors or those of other companies in our market sector;
•	our ability to obtain and maintain regulatory approval of elraglusib or any future product candidates or additional indications thereof, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
•	announcements concerning the progress and results of our clinical trials, our ability to potentially obtain regulatory approval for and commercialize elraglusib or any of our future product candidates, including any requests we receive from the FDA for additional studies or data that result in delays in potentially obtaining regulatory approval or potentially launching elraglusib or any of our future product candidates, if approved;
•	market conditions in the pharmaceutical and biotechnology sectors or the economy as a whole;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;
•	price and volume fluctuations in the overall stock market;
•	our ability to enroll patients in future clinical studies;
•	the failure of elraglusib or any of our future product candidates, if approved, to achieve commercial success;
•	achievement of expected product sales and profitability;
•	announcements of the introduction of new products by us or our competitors;
•	developments concerning product development results or intellectual property rights of others;
•	litigation or public concern about the safety of elraglusib of any of our future potential products;
•	actual fluctuations in our quarterly operating results, and concerns by investors that such fluctuations may occur in the future;
•	deviations in our operating results from the estimates of securities analysts or other analyst comments;
•	additions or departures of key personnel;
•	sales of our stock by us, our insiders or our stockholders, including shares available for sale as a result of the recent expiration of the IPO lock-up in February 2025 or expiration of other market stand-off or lock-up agreements;
•	healthcare reform legislation, including measures directed at controlling the pricing of pharmaceutical products, and third-party coverage and reimbursement policies;
•	developments concerning current or future strategic collaborations; and
•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

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

As of December 31, 2024, our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 69% of our outstanding common stock. As a result, such persons, acting together, will have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Numerous shares may now be sold into the open market upon expiry of the IPO lock-up in February 2025. Substantial sales of shares could cause the price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity or equity-linked securities. As of December 31, 2024, we had 19,531,636 shares of our common stock outstanding. Of the total shares outstanding, after the IPO lock-up agreements expired in February 2025, up to 19,485,173 shares of common stock are eligible for sale in the public market, of which 13,560,349 shares will be held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act.

In addition, under our stock incentive plans, we have outstanding options, RSAs, and RSUs for holders to purchase and/or acquire up to 1,371,113 shares of common stock as of December 31, 2024 that, when exercised (or when vesting occurs in the case of RSAs and RSUs), will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act.

The holders of 13,768,044 shares of our outstanding common stock, or approximately 70.5% of our total outstanding common stock as of December 31, 2024, are entitled to rights with respect to the registration of their shares of common stock. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates (which currently represent a significant portion of the shares with registration rights), as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

We have broad discretion in the use of the net proceeds from the IPO and likely any future financing, and our use of those proceeds may not yield a favorable return on your investment.

Our management has broad discretion in the application of the net proceeds received from the IPO, and will likely have broad discretion in the use of proceeds from any future financing. Because of the number and variability of factors that will determine our use of the net proceeds from the IPO or any future financing, their ultimate use may vary substantially from their initial intended use. We intend to use the remaining net proceeds from the IPO, along with available cash, for general corporate purposes, which may include advancing our other pipeline programs, supporting the requirements of being a public company, including legal, audit, investor relations and board fees and providing competitive salaries and benefits to attract and retain highly qualified employees. We have not specifically allocated the amount of remaining net proceeds that will be used for these purposes, and our management will have broad discretion over how these remaining proceeds are used and could spend the proceeds in ways with which you may not agree. In addition, we may not use the proceeds of the IPO or any future financing effectively or in a manner that increases our market value or enhances our potential profitability.

We do not intend to pay dividends in the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our capital stock and we do not intend to pay any cash dividends in the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, any future debt agreements may preclude us from paying dividends. Any decision to pay dividends in the future will be at the discretion of our Board. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future potential gains as a return on their investments.

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

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty by any of our directors, officers or stockholders; (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law or our amended and restated certificate of incorporation or amended and restated bylaws; or (iv) any action asserting a claim governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law; provided, that, this provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. Furthermore, our amended and restated certificate of incorporation will also provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees and result in increased costs for investors to bring a claim. By agreeing to this provision, however, stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provisions in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

General Risk Factors

Unstable market and economic conditions may have serious adverse consequences on our ability to raise funds, which may cause us to cease or delay our operations.

From time to time, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of presidential elections in the United States, military conflict, including the conflicts between Russia and Ukraine and in the Middle East, terrorism or other acts of violence or geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. In addition, in 2023, the closures of financial institutions and their placement into receivership with the Federal Deposit Insurance Corporation created bank-specific and broader financial institution liquidity risk and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly, more onerous with respect to financial and operating covenants and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay, limit, reduce or abandon product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. If current or future analysts who covers us downgrades our stock, or if we fail to meet the expectations of one or more of these analysts, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to regularly publish reports on us, interest in our stock could decrease, which could cause our stock price or trading volume to decline.

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

As of December 31, 2023, we identified a material weakness in internal control over financial reporting as a result of an inadequate review of our clinical trial costs that resulted in improper accruals of expenses. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. In order to remediate the material weakness, management has implemented additional processes and controls to properly review and monitor the accrual of clinical trial costs during the year ended December 31, 2024. As of December 31, 2024, the material weakness was remediated.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management Strategy

We have implemented and recently enhanced various information security processes designed to identify, assess, and manage material risks from cybersecurity threats to our critical computer systems, third-party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and data related to our clinical studies, manufacturing, and employees. We engage an external entity to employ processes for assessing, identifying, and managing material risks from cybersecurity threats that are incorporated into our overall risk management system. These items are designed to help protect our information assets from internal and external threats and protect the integrity and confidentiality of our data. Our system includes procedural and technical safeguards, response plans, and reviews of our policies.

In addition, our recently enhanced information security process includes cybersecurity and prevention training for all employees and key consultants, including timely and relevant topics covering social engineering, phishing, mobile security, and data protection and the need for reporting incidents and suspicious events immediately.

Although we develop and maintain systems and controls designed to prevent cybersecurity threats from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we outsource more of our information systems to vendors, engage in more electronic transactions with service providers, and rely more on cloud-based information systems, the related security risks will increase and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems or those of our third-party contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security breach, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm.

As of the date of this Report, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our senior management team conducts the regular assessment and management of material risks from cybersecurity threats, including review with our third-party service provider. All employees and consultants are directed to report to our senior management any irregular or suspicious activity that could indicate a cybersecurity threat or incident. The Audit Committee of our Board of Directors periodically reviews our cybersecurity assessment and management policies, as appropriate.

Item 2. Properties.

Our principal executive offices are located in Fort Worth, Texas, whereby we rent limited office space in a shared environment on a month-to-month basis beginning December 1, 2024 for $4,200 per month. Rent expense for the year ended December 31, 2024 was $4,200. Prior to December 1, 2024, we utilized office space made available to us by our largest investor for administrative purposes at no cost to the Company. We believe that our current arrangement is sufficient to meet our needs for the foreseeable future and that any additional space we may require will be available on commercially reasonable terms. All research and development activities are undertaken at CROs or with academic collaborators.

Item 3. Legal Proceedings.

Information pertaining to legal proceedings is provided in Note 6 - Commitments and Contingencies, to the consolidated financial statements included in this Report and is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our common stock, par value $0.000001 per share, has been publicly traded on the Nasdaq Global Market under the symbol “ACTU” since our initial public offering (“IPO”) on August 13, 2024. Prior to our IPO, there was no public market for our common stock.

As of February 28, 2025, there were 171 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

We have never declared or paid any cash dividends on our capital stock. We intend to retain future earnings, if any, to finance the operation of our business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, current and anticipated capital requirements, business prospects and other factors our board of directors deems relevant, and subject to applicable laws and the restrictions contained in any future financing instruments.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this Report for information about our equity compensation plans which is incorporated by reference herein.

Performance Graph

Not applicable.

Recent Sales of Unregistered Securities

During 2024, we granted to certain of our employees (in connection with services provided to us by such persons) options to purchase 127,780 shares of our common stock with a weighted average exercise price of $4.68 under the 2015 Stock Incentive Plan (“2015 Plan”).

The stock options and the common stock issuable upon the exercise of such options as described above were issued pursuant to written compensatory plans or arrangements with our employees, in reliance on the exemption from the registration requirements of the Securities Act provided by Rule 701 promulgated under the Securities Act. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. On August 14, 2024, we filed a registration statement on Form S-8 under the Securities Act to register all of the shares of our common stock subject to outstanding options and all shares of our common stock otherwise issuable pursuant to our equity compensation plans.

Use of Proceeds

On August 12, 2024, our registration statement on Form S-1 (File No. 333-279734) was declared effective by the SEC for our initial public offering. On August 14, 2024, the Company completed the closing of its IPO of 2,800,000 shares of common stock at an initial offering price to the public of $8.00 per share, before the underwriters discount of $0.56 per share. Additionally, the underwriters exercised their Overallotment Option (as defined below) to purchase an additional 420,000 shares at the same price of $8.00 per share less the underwriters discount on September 12, 2024. The Company received net proceeds of approximately $22 million, after deducting discounts and commissions and other estimated offering expenses of approximately $3.7 million, in exchange for the issuance of 3,220,000 shares of common stock of the Company, including shares issued under the Overallotment Option. There has been no material change in the planned use of proceeds from that described in the final prospectus for our initial public offering filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act. Titan Partners Group LLC, a division of American Capital Partners, LLC, acted as sole bookrunner and Newbridge Securities Corporation acted as co-manager in the offering.

Issuer Repurchases of Equity Securities

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of our operations should be read together with the consolidated financial statements and related notes of Actuate Therapeutics, Inc. included in Part II Item 8 of this Annual Report on Form 10-K (“Report”).

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

Business Overview

We are a clinical stage biopharmaceutical company focused on developing therapies for the treatment of high impact, difficult to treat cancers through the inhibition of glycogen synthase kinase-3 (“GSK-3”). We are developing elraglusib (formerly 9-ING-41), an ATP-competitive small molecule that is designed to enter cancer cells and block the function of the enzyme glycogen synthase kinase-3 beta (“GSK-3β”), a master regulator of complex biological signaling cascades, including those mediated by oncogenes, that lead to tumor cell survival, growth, migration, and invasion. We believe that the blockade of GSK-3β signaling ultimately results in the death of the cancer cells and the regulation of anti-tumor immunity.

We have exclusively licensed a portfolio of GSK-3 inhibitors developed in a collaboration between The Board of Trustees of the University of Illinois-Chicago (“UIC”) and Northwestern University (“NU”). Elraglusib is the lead investigational product in our portfolio and is being evaluated in a Phase 2 trial in patients with metastatic pancreatic ductal adenocarcinoma (“mPDAC”), our most advanced clinical indication to date. We are also advancing a Phase 1/2 clinical trial in refractory pediatric malignancies, including Ewing sarcoma (“EWS”).

Elraglusib represents a broad opportunity for us to potentially initiate and advance multiple drug development programs around our lead asset based on data emerging from completed or ongoing Phase 1/2 trials and non-clinical biological, cellular, and animal data. Animal tumor model data, Phase 1/2 clinical data and AI-based computational approaches have identified a number of areas of unmet clinical need in cancer where elraglusib may play an interventional role, including pancreatic, metastatic melanoma, lung, colon, breast, renal, and ovarian cancer, leukemias and lymphomas, as well as some pediatric cancers including Ewing sarcoma, neuroblastoma and pediatric leukemias.

Our lead clinical program, referred to as Actuate-1801, is an intravenous (“IV”) injection solution of elraglusib (“Elraglusib Injection”) that we are evaluating for the treatment of first-line mPDAC. In addition, Elraglusib Injection is also being evaluated in a Phase 1/2 clinical trial in refractory pediatric malignancies and the data from this study (Actuate-1902) identified Ewing sarcoma as a potential second indication for further development of Elraglusib Injection.

We have developed several oral dosage forms of elraglusib, which we believe will allow us to expand the number of cancer indications that we are able to target and allow us to further explore more convenient dose delivery options for patients. A clinical candidate tablet, the Elraglusib Oral Tablet, has been selected for further development and we are planning a Phase 1 study (Actuate-2401) to identify the maximum tolerated dose (“MTD”) and recommended Phase 2 dose (“RP2D”) for Elraglusib Oral Tablet in patients with advanced, refractory adult cancers subject to future funding. Subject to additional funding, several Phase 2 studies have been identified for further clinical development of Elraglusib Oral Tablet based on data from the Actuate-1801 study in indications, including but not limited to, refractory, metastatic melanoma and refractory, metastatic colorectal cancer.

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

We have incurred significant operating losses and negative cash flows from operations since our inception. Our net losses were $27,285,328 and $24,744,620 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $132,379,849. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and, to a lesser extent, from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses in the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for, and potentially commercialize elraglusib, and potentially seek to discover and develop additional product candidates, utilize third parties to manufacture elraglusib, hire additional personnel, expand and protect our intellectual property, and incur additional costs associated with being a public company. If we obtain regulatory approval for elraglusib, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution.

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

As of December 31, 2024, we had cash and cash equivalents of $8,641,622. Based on our current operating plan, we estimate that our existing cash and cash equivalents as of the date of this Report will not satisfy the Company’s operational and capital requirements through twelve months from the issuance date of the consolidated financial statements included in this Report.

Also, we will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for elraglusib or any future product candidates, which we expect will take a number of years and may never occur. As a result, we will need substantial additional funding to support our continuing operations and pursue our business strategy. Until such time we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity offerings, debt financings, or other capital sources, including potential future collaborations, licenses, and other similar arrangements. As we seek additional financing in the near term, we may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements or arrangements as, and when needed, we may delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, or even cease operations.

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

Upon the closing of the IPO and Overallotment Option, we issued the underwriters warrants (“Underwriter Warrants”) to purchase up to 161,000 shares of common stock, representing 5% of the shares of common stock issued under the IPO and Overallotment Option, at an exercise price of $10.00 per share, representing 125% of the initial offering price. The Underwriter Warrants are not exercisable prior to February 8, 2025 (or 180-days from the effective date of the registration statement), and expire on August 12, 2027. The Underwriter Warrants can only be exercised on a cash basis through November 11, 2025 and only on a cashless basis on November 12, 2025 and thereafter.

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

Reverse Stock Split

On May 31, 2024, the Company’s board of directors approved a 1-for-1.8 reverse stock split of its issued and outstanding shares of common stock and stock option awards, which was effected on June 7, 2024. All issued and outstanding shares of common stock (including outstanding RSAs), stock option awards and per share data have been adjusted in these consolidated financial statements, on a retrospective basis, to reflect the reverse stock split for all periods presented.

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

Loss on Issuance of Related Party Convertible Notes Payable; Change in Estimated Fair Value of Related Party Convertible Notes Payable

On February 20, 2024, March 27, 2024, and May 8, 2024, the Company issued related party convertible notes in the amount of $3,000,000, $1,500,000, and $1,000,000 (collectively, “Related Party Convertible Notes Payable”), respectively. The Related Party Convertible Notes Payable were measured at fair value on their issuance date and remeasured at estimated fair value at the end of each reporting period with changes in fair value recognized as a component of other income (expense). Upon issuance of the Related Party Convertible Notes Payable, we elected to apply the fair value option to the Related Party Convertible Notes Payable in accordance with Accounting Standards Codification (“ASC”) 825, Financial Instruments. In certain circumstances, the estimated fair value at issuance may be greater than the principal amount at issuance. The loss on issuance of the Related Party Convertible Notes Payable represented the difference between the estimated fair value of the Related Party Convertible Notes Payable on the issuance date and the gross proceeds received on the issuance date based on the valuation assumptions, including but not limited to, the proximity in time to the IPO, the discount on conversion of the Related Party Convertible Notes Payable upon a financing or IPO, and the increased probability weighted IPO scenario on the issuance date.

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

Results of Operations

Comparison of the Year Ended December 31, 2024 and 2023:

The following table summarizes our results of operations for the year ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	Change
Operating expenses:
Research and development	$18,676,276	$21,708,332	$(3,032,056)
General and administrative	6,484,458	3,265,497	3,218,961
Total operating expenses	25,160,734	24,973,829	186,905
Loss from operations	(25,160,734)	(24,973,829)	(186,905)
Other income (expense):
Change in estimated fair value of warrant liability (non-cash)	(78,903)	(79,822)	919
Gain on settlement of warrants (non-cash)	343,240	–	343,240
Loss on issuance of related party convertible notes payable at fair value	(400,000)	–	(400,000)
Change in estimated fair value of related party convertible notes payable (non-cash)	(2,192,507)	–	(2,192,507)
Interest expense	(18,717)	(43,641)	24,924
Interest income	222,293	352,672	(130,379)
Total other income (expense), net	(2,124,594)	229,209	(2,353,803)
Net loss	$(27,285,328)	$(24,744,620)	$(2,540,708)

Research and Development Expenses

The following table summarizes our research and development expenses for the year ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	Change
External clinical trial expenses	$13,412,743	$13,986,355	$(573,612)
Personnel and consulting expenses	3,158,993	3,675,373	(516,380)
CMC related costs	1,707,132	2,246,280	(539,148)
Preclinical and biomarker research	397,408	1,800,324	(1,402,916)

Total research and development expenses	$18,676,276	$21,708,332	$(3,032,056)

The decrease in research and development expenses of $3,032,056 for the year ended December 31, 2024 compared to the prior year was primarily due to (i) a decrease in preclinical and biomarker studies in the current period of $1,402,916 due to few contracted studies in the current year, (ii) a decrease in external clinical trial expenses of $573,612 mostly related to lower contract research organizations (“CRO”) costs in the current year related to the randomized Phase 2 mPDAC trial (Actuate-1801 Part 3B) associated with fewer patients on study, (iii) a decrease of $539,148 in Chemistry Manufacturing & Control (“CMC”) related costs due to a decrease in manufacturing costs of elraglusib in the current period due to the timing of drug substance manufacturing to support the randomized Phase 2 mPDAC trial (Actuate-1801 Part 3B), and (iv) a decrease in personnel and consulting expenses of $516,380 primarily due to a decrease in consulting fees in the current period as certain consultants transitioned to full-time employment at an overall lower cost to the Company.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the year ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	Change
Personnel-related expenses	$3,770,893	$1,827,250	$1,943,643
Professional and consulting fees	1,857,249	1,083,243	774,006
Other expenses	856,316	355,004	501,312

Total general and administrative expenses	$6,484,458	$3,265,497	$3,218,961

The increase in general and administrative expenses of $3,218,961 for the year ended December 31, 2024 compared to the prior year was primarily due to (i) an increase in personnel-related expenses of $1,943,643 primarily due to an increase in non-cash stock-based compensation expense of approximately $1.6 million related to awards granted to the president and chief executive officer, the chief financial officer, members of the board of directors in connection with the IPO, and other administrative award grants combined with an increase in payroll and bonus expense of approximately $0.3 million mostly related to the hiring of the Company’s chief financial officer in connection with the IPO (ii) an increase in professional and consulting fees of $774,006 primarily related to an increase in search firm related fees to identify and add three new board members to the Company’s Board of Directors to comply with Nasdaq listing requirements, an increase in valuation services to support the estimated fair market value of the Company’s common stock and other financial instruments, including the fair value of the Related Party Convertible Notes Payable, an increase in legal fees related to additional corporate matters and intellectual property costs, and an increase in audit and audit related fees associated with the annual and quarterly review of the Company’s financial statements, and (iii) an increase in other expenses of $501,312 primarily due to an increase in the cost of directors and officer insurance during the current period, combined with an increase in board fees, investor relations fees, and other public company expenses.

Other Income (Expense)

Other income (expense), net, for the year ended December 31, 2024 and 2023 is comprised of the following:

•	Change in fair value of warrant liability —During the year ended December 31, 2024 and 2023, we recognized an increase in fair value of the warrant liability of $78,903 and $79,822, respectively, based on the estimated fair value of warrant liability using the Black-Scholes valuation model at August 14, 2024 (closing date of the IPO) and December 31, 2023, respectively, which amounts are included in other income (expense) in the accompanying consolidated financial statements.

•	Gain on settlement of warrants — Upon the closing of the IPO on August 14, 2024, the Company’s Series B Redeemable Convertible Preferred Stock Warrants issued at an exercise price of $5.27 per share (in-the-money warrants) were automatically exercised and settled on a cashless basis for shares of our Series B Redeemable Convertible Preferred Stock, and such shares of Series B Redeemable Convertible Preferred Stock were subsequently converted into 26,070 shares of our common stock. Upon the settlement of the in-the-money warrants, the Company recorded a gain on settlement of $343,240, which amounts is included in other income (expense) in the accompanying consolidated financial statements.

•	Loss on issuance of related party convertible notes payable at fair value — The loss on issuance of the Related Party Convertible Notes Payable of $400,000 for the year ended December 31, 2024 represents the difference between the estimated fair value of the Related Party Convertible Notes Payable on the issuance date and the principal amount on the issuance date based on the valuation assumptions.

•	Change in estimated fair value of Related Party Convertible Notes Payable — The change in the estimated fair value of the Related Party Convertible Notes Payable of $2,192,507 for the year ended December 31, 2024 represents the difference between the estimated fair value at issuance and the estimated fair value upon conversion into common stock upon the closing of the IPO on August 14, 2024, which amount is included in other income (expense) in the accompanying consolidated financial statements.

•	Interest expense — Interest expense for the year ended December 31, 2024 and 2023 represents interest accrued on amounts owed under a license agreement with UIC, whereby UIC agreed to defer amounts payable to UIC under a former sublicense agreement in the amount of $404,991 in exchange for an interest-bearing license payable.

•	Interest income — Interest income for the year ended December 31, 2024 and 2023 represents interest earned on cash and cash equivalents based on the prevailing market rates. The decrease in interest income for the year ended December 31, 2024 compared to the prior year is primarily due to a lower average cash balance on hand in 2024 compared to 2023.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We expect to incur significant expenses and operating losses in the foreseeable future as we advance the clinical development of elraglusib and any future product candidates. As of December 31, 2024, we had cash and cash equivalents of $8,641,622.

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

Based on our current operating plan, we estimate that our existing cash and cash equivalents as of the date of this Report will not satisfy the Company’s operational and capital requirements through twelve months from the issuance date of the consolidated financial statements included in this Report.

We have no other committed sources of capital. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through equity offerings, debt financings, or other capital sources, including current or potential future collaborations, licenses, and other similar arrangements. As we seek additional financing in the near future, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent we raise additional capital through the sale of equity or convertible debt securities, stockholders’ ownership interest in our common stock will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions, engaging in acquisition, merger or collaboration transactions, selling or licensing our assets, making capital expenditures, redeeming our stock, making certain investments or declaring dividends. If we raise additional funds through collaborations or license agreements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity, debt, or other financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, or even cease operations.

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

Cash Flow Summary

The following table provides a summary of our cash flows for the year ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(21,842,648)	$(21,625,167)
Net cash provided by financing activities	27,525,611	4,134,516
Net change in cash and cash equivalents	$5,682,963	$(17,490,651)

Cash Flows From Operating Activities

Year Ended December 31, 2024 — Net cash used in operating activities for the year ended December 31, 2024 consisted of our net loss of $27,285,328 combined with the non-cash gain on settlement of the warrant liability of $343,240, which amounts were offset by (i) non-cash stock-based compensation expense of $1,995,793, (ii) a non-cash increase in the fair value of our warrant liability of $78,903, (iii) a loss on issuance of Related Party Convertible Notes Payable at fair value of $400,000, (iv) the change in estimated fair value of Related Party Convertible Notes Payable of $2,192,507, (v) an increase in accrued interest on license payable of $18,641, and (vi) cash provided by a net change in operating assets and liabilities of $1,100,076.

Year Ended December 31, 2023 — Net cash used in operating activities for the year ended December 31, 2023 consisted of our net loss of $24,744,620, which amount was offset by (i) non-cash stock-based compensation expense of $423,539, (ii) a non-cash increase in the fair value of our warrant liability of $79,822, (iii) an increase in accrued interest on license payable of $43,641, and (iv) cash provided by a net change in operating assets and liabilities of $2,572,451.

Cash Flows From Financing Activities

Year Ended December 31, 2024 — During the year ended December 31, 2024, net cash provided by financing activities primarily consisted of net proceeds received from the closing of the IPO and Overallotment Option of $22,025,611 (net of underwriting discounts and commissions and after payment of offering costs of $1,931,189), proceeds of $5,500,000 from the issuance of the Related Party Convertible Notes Payable, which amount was offset .

Year Ended December 31, 2023 — During the year ended December 31, 2023, net cash provided by financing activities consisted of net proceeds of $4,134,516 related to the issuance of Series C Redeemable Convertible Preferred Stock.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to the accompanying consolidated financial statements included elsewhere in this Report, we believe the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Research and Development Expenses and Related Accrued Expenses

In accordance with authoritative guidance, the Company charges research and development costs to operations as incurred. Research and development expenses consist primarily of personnel and related costs, external costs of outside vendors engaged clinical trials, contract manufacturers, consultants and other third parties to conduct and support our clinical trials and preclinical studies.

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

Stock-Based Compensation

In April 2015 and August 2024, the Company’s Board of Directors (“Board”) adopted the 2015 Stock Incentive Plan (“2015 Plan”) and the 2024 Stock Incentive Plan (“2024 Plan”), respectively.

The Company periodically grants equity-based payment awards in the form of restricted common stock awards (“RSAs”), restricted stock units (“RSUs”), and stock options to employees, directors, consultants and non-employees and records stock-based compensation expenses for awards of stock-based payments based on their estimated fair value at the grant date.

The estimated fair value of service-based RSAs and RSAs are measured at the grant date based on the estimated fair market value of the Company’s common stock on the date of grant and is recognized as expense over the requisite service period, which is generally the awards’ vesting period. The estimated fair value of performance-based RSAs is measured at the grant date based on the estimated fair value of shares expected to be earned at the end of the performance period, and is recognized as expense ratably over the performance period based upon the probable number of shares expected to vest.

The Company accounts for the grant of stock options based on the estimated fair value of the underlying option using the Black-Scholes valuation model on the date of grant and are recognized as expense in the consolidated statement of operations on a straight-line basis over the requisite service period, which is the vesting period. The Black-Scholes valuation model requires the input of subjective assumptions, including expected volatility, expected dividend yield, expected term, risk-free rate of return and the estimated fair value of the underlying common stock on the date of grant. Prior to the IPO, the Company regularly engaged a third-party valuation specialist to assist with estimates related to the valuation of the Company’s common stock. Post IPO, the fair value of our common stock is determined based on the closing price of our common stock as reported on the date of grant on the primary stock exchange on which our common stock is traded.

The Company classifies stock-based compensation expense in the consolidated statements of operations in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified.

The Company recognizes forfeitures related to stock-based compensation awards as they occur.

Determination of Fair Value of Our Common Stock

Prior to the closing of the Company’s IPO, there was no public market for our common stock. Therefore, the estimated fair value of our common stock prior to the date of the Company’s IPO was determined by our board of directors as of the date of grant of each award, with input from management, considering our most recently available third-party valuations of common stock and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Our common stock valuations were prepared using either an option pricing method (OPM) or a hybrid method, both of which used market approaches to estimate our enterprise value. The OPM treats common stock and preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common stock has value only if the funds available for distribution to stockholders exceed the value of the preferred stock liquidation preferences at the time of the liquidity event, such as a strategic sale or a merger. The hybrid method is a probability-weighted expected return method (PWERM) where the equity value in one or more of the scenarios is calculated using an OPM. The PWERM is a scenario-based methodology that estimates the fair value of common stock based upon an analysis of future values for us, assuming various outcomes. In addition to considering the results of these third-party valuations, our board of directors considered various objective and subjective factors to determine the fair value of our common stock as of each grant date, including:

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

There were significant judgments and estimates inherent in the determination of the fair value of our common stock. Historically, these judgments and estimates included assumptions regarding our future operating performance, the time to complete an IPO or other liquidity event, and the determination of the appropriate valuation methods.

Based on our early stage of development, the difficulty in predicting the range of specific outcomes (and their likelihood), and other relevant factors, the market approach was considered most appropriate for valuations prior to the closing of the IPO. The recent transactions method was utilized to determine the value of the equity and the OPM allocated the equity value to the respective share classes. In determining the estimated fair value of our common stock, our board of directors also considered the fact that our stockholders could not freely trade our common stock in the public markets prior to the closing of the Company’s IPO. Accordingly, we applied discounts to reflect the lack of marketability of our common stock based on the weighted-average expected time to liquidity.

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

The Company reviews the fair value hierarchy classification at each reporting date. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the years presented.

Redeemable Convertible Preferred Stock Warrants

The Company’s Redeemable Convertible Preferred Stock Warrants required liability classification and accounting as the underlying Redeemable Convertible Preferred Stock was considered contingently redeemable and could have obligated the Company to transfer assets to the holders at a future date upon occurrence of a deemed liquidation event. The warrants were recorded at their estimated fair value upon issuance and were subject to remeasurement to estimated fair value at each balance sheet date, with changes in the estimated fair value recognized as a component of other income (expense) in the accompanying consolidated statements of operations. The Company adjusted the warrant liability for changes in estimated fair value until the earlier of the exercise, conversion, or expiration of the Redeemable Convertible Preferred Stock Warrants. In July 2024, the Redeemable Convertible Preferred Stock Warrants were amended to provide that if underlying Redeemable Convertible Preferred Stock Warrants were out-of-the-money based on the initial public offering price in the IPO, the out-of-the-money Redeemable Convertible Preferred Stock Warrants would convert into warrants to purchase common stock with an exercise price per share that reflected the Conversion Ratio then in effect for the underlying Redeemable Convertible Preferred Stock. Accordingly, the Redeemable Convertible Preferred Stock Warrants were remeasured upon the closing of the IPO and marked to market to their fair value before being reclassified to equity

The Redeemable Convertible Preferred Stock Warrant Liability was valued using the Black-Scholes valuation model, which requires the use of highly subjective assumptions to determine the appropriate fair value of each warrant, including:

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

Based on the eligibility assessment discussed above, the Company concluded that its Related Party Convertible Notes Payable were eligible for the FVO and accordingly elected to apply the FVO to its Related Party Convertible Notes Payable in accordance with ASC 825. Accordingly, the Related Party Convertible Notes Payable were measured at fair value on their issuance dates and remeasured at estimated fair value at the end of each reporting period with changes in fair value recognized as a component of other income (expense) in the consolidated statements of operations. The primary reason for electing the fair value option was to address simplification and cost-benefit considerations that result from accounting for hybrid financial instruments at fair value in their entirety versus bifurcation of the embedded derivatives from the debt hosts.

The estimated fair values of the Related Party Convertible Notes Payable were determined using valuation models that incorporated assumptions and estimates. The Company assessed these assumptions and estimates at each financial reporting period as additional information impacting the assumptions was obtained. Assumptions in the models included but were not limited to equity value, volatility, time to a conversion event, risk-free rate and scenario weightings. The fair value measurements of the Related Party Convertible Notes Payable were based on significant inputs that were not observable in the market and represented a Level 3 measurement. The change in fair value related to accrued interest was also included within the single line of change in fair value of Related Party Convertible Notes Payable in the consolidated statements of operations.

In addition, in certain circumstances, the estimated fair value at issuance may be greater than the face value at issuance. The loss on issuance of the Related Party Convertible Notes Payable recorded during year ended December 31, 2024 represented the difference between the estimated fair value of the Related Party Convertible Notes Payable and the gross proceeds received on the issuance date based on the assumptions, including the proximity in time to the anticipated IPO, the discount on conversion of the Related Party Convertible Notes Payable, and the increased probability-weighted IPO scenario. In connection with the closing of the Company’s IPO on August 14, 2024, the Related Party Convertible Notes Payable were converted into common stock and no amounts are outstanding as of December 31, 2024.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recent Accounting Pronouncements

A description of recently issued accounting standards that may potentially impact our financial position, results of operations, and cash flows is included in Note 2 to our consolidated financial statements in this Report.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this item.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the report of our independent registered public accounting firm, are included in this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies.”

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of December 31, 2024, the end of the period to which this annual report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Material Weakness in Internal Control over Financial Reporting

While management was not required to conduct an assessment regarding internal control over financial reporting, we previously identified a material weakness as of December 31, 2023 as a result of an inadequate review and accrual of clinical trial related expenses that resulted in improper accrual of expenses. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

The Company has implemented remediation procedures to address the material weakness in our internal control over financial reporting identified above, including the implementation of additional processes and controls to properly review and monitor the accrual of clinical trial expenses at the end of each period during the year ended December 31, 2024. The material weakness was remediated as of December 31, 2024.

Item 9B. Other Information.

Executive Compensation

On March 10, 2025, the Compensation Committee of the Board recommended and the Board approved updates to executive officer compensation for 2025. The Compensation Committee and the Board considered, among other factors, the compensation practices, trends and data from comparable companies and input from its independent compensation consultant, with the adjustment resulting in compensation levels at approximately the 25th percentile of the comparable company peer group.

Effective January 1, 2025, the following updates to cash compensation amounts were approved, subject to the Company receiving at least $25 million in additional funding from one or more financings and will only payable after receipt of at least $25 million in aggregate funding: (1) an increase in Mr. Schmitt’s annual base salary to $570,000; and (2) an increase in Mr. Lytle’s annual base salary to $435,363.

In addition, the executive officers will receive, with a grant date of April 1, 2025 and at an exercise price equal to the closing price of the Company’s common stock as of such date, stock option grants consisting of (1) one-time grants to reflect a catch-up of salary that would have been paid if such salary increases had taken effect on August 14, 2024, representing the IPO closing date, in the following amounts: Mr. Schmitt, 4,285 stock options; and Mr. Lytle, 1,900 stock options (the “Base Pay True Up Grants”); (2) one-time grants to reflect a catch-up grant, since no annual grants were made in 2024, in the following amounts: Mr. Schmitt, 200,000 stock options; Mr. Lytle, 39,999 stock options; and Dr. Mazar, 110,346 stock options (the “Equity True Up Grants,” and together with the Base Pay True Up Grants, the “Special Option Grants”); and (3) annual grants in the following amounts: Mr. Schmitt, 66,503 stock options; Mr. Lytle, 49,394 stock options; and Dr. Mazar, 51,046 stock options (the “Annual Option Grants”). The Special Option Grants will vest as to 25% on August 14, 2025 with the remaining 75% vesting in equal monthly installments during the 36 months thereafter and the Annual Grants will vest as to 25% on the first anniversary of the grant date with the remaining 75% vesting in equal monthly installments during the 36 months following the first anniversary of the grant date.

The Board also approved (1) an amendment to the employment agreement with Dr. Mazar to provide that the deadline by which the Company would need to complete a Sale Transaction (as defined in the agreement) for him to receive an additional equity award be extended from March 31, 2024 to December 31, 2026 (to align with a similar provision in Mr. Schmitt’s agreement), and (2) an amendment to the employment agreement with Mr. Lytle to provide for the issuance of an equity award in the event of a Sale Transaction (as defined in the agreement) completed on or before December 31, 2026 (to align with similar provisions in each of Mr. Schmitt’s and Dr. Mazar’s agreements). See “Item 11. Executive Compensation – Employment Agreements” for additional information.

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The table below lists the name, age and position of each of our executive officers and director as February 28, 2025.

Name	Age	Position
Executive Officers:
Daniel M. Schmitt	63	President, Chief Executive Officer and Director
Andrew P. Mazar, Ph.D.	63	Chief Operating Officer
Paul Lytle	57	Chief Financial Officer
Non-Employee Directors:
Aaron G.L. Fletcher, Ph.D.	44	Chairperson and Director(1)
Jason Keyes	53	Director(3)
Amy Ronneberg	51	Director (2)(3)
Roger Sawhney	55	Director(2)(3)
Todd Thomson	64	Director(1)
Dan Zabrowski, Ph.D.	65	Director(1)(2)

(1)  Member of the nominating and corporate governance committee.

(2)  Member of the compensation committee.

(3)  Member of the audit committee.

Background of Executive Officers and Directors

Daniel M. Schmitt. Mr. Schmitt has served as our Chief Executive Officer and President since March 2015 and our director since April 2015. He previously served as Chief Operating Officer of Genus Oncology LLC, a clinical stage company, from 2009 to 2014. Prior to that, he served as Senior Vice President, Licensing and Commercial Development of Immtech Pharmaceuticals, Inc., a pharmaceutical company, from 2004 to 2009; General Manager, Academic and Government Institution Markets of First Genetic Trust, a genomic technology company, from 2001 to 2004; and previously held positions with G.D. Searle Inc., a pharmaceutical company, ILEX Oncology, Inc., a pharmaceutical company, Fujisawa USA, Inc., a pharmaceutical company, and Burroughs Wellcome Co., a pharmaceutical company. Mr. Schmitt has also held research positions affiliated with the National Foundation for Cancer Research in 1984 and the University of North Carolina School of Medicine from 1987 to 1988. He also served as an Entrepreneur-In-Residence at Northwestern University in 2014 and as an external expert consultant for both the University of Chicago and the University of Illinois — Chicago from 2011 to 2014. Mr. Schmitt is also a founding member of Chicago Innovation Mentors. He earned his MBA and a BS in Chemistry with a concentration in Theoretical Mathematics from West Virginia University. Mr. Schmitt is well qualified to serve as a director due to his pharmaceutical and biotechnology experience, including his experience in operations management, new product development and business development.

Andrew P. Mazar, Ph.D. Dr. Mazar has served as our Chief Operating Officer since June 2022, and prior to joining the Company, he served as an independent consultant from January 2022 to June 2022. Previously, Dr. Mazar was the Co-Founder, Chief Scientific Officer and a director of Monopar Therapeutics, Inc., a public clinical-stage biopharmaceutical company, from September 2016 to April 2022. Dr. Mazar is also a founder and managing member of Tactic Pharma, LLC, where he developed WTX-101/ALXN1840, a drug he co-invented for the treatment of Wilson’s disease. WTX-101/ALXN1840 was acquired by Alexion Pharmaceuticals for more than $800 million in 2018. Prior to Monopar, Dr. Mazar was a Professor of Pharmacology at the Feinberg School of Medicine at Northwestern University, where he also served as the Director of the Center for Developmental Therapeutics and Entrepreneur-in-Residence from September 2009 to September 2016. During his tenure at Northwestern University, Dr, Mazar served as the Co-chair of the Animal Model Working Group for the NCI Nanotechnology Alliance; was a charter member of the Developmental Therapeutics (DT) study section at the NIH Center for Scientific review; and was a member of the editorial board of Clinical Cancer Research where he continues to serve. Prior to that, Dr. Mazar served as the Chief Scientific Officer at Attenuon, LLC, a private clinical-stage biopharmaceutical company, from February 2000 to July 2009. Dr. Mazar earned his BS in Chemistry from the University of Wisconsin, Parkside and his Ph.D. in Biochemistry from the University of Illinois College of Medicine, Chicago, Illinois.

Paul Lytle. Mr. Lytle has served as our Interim Chief Financial Officer since February 2024, and has served as our Chief Financial Officer since June 2024. Mr. Lytle is the Co-Founder of Thendor Therapeutics, LLC, a private biopharmaceutical company, and he has served as its Chief Financial Officer since September 2023. Mr. Lytle is also the Co-Founder of Mosaic ImmunoEngineering, Inc., a public development-stage biotechnology company, and he has served on its board of directors and as its Executive Vice President, Chief Financial Officer since August 2020. Previously, Mr. Lytle served as Executive Vice President, Chief Financial Officer of Breathe Technologies, Inc., a private medical device company acquired by Hillrom Holdings, Inc. in August 2019, from September 2018 to December 2019. Prior to that, Mr. Lytle served as Chief Financial Officer of Avid Bioservices, Inc., a biologics development company initially focused on developing immunotherapies for the treatment of cancer while building a biologics contract development and manufacturing organization, from March 1997 to May 2018. Mr. Lytle received his B.S. in Business with an emphasis in Accounting from California State University at Long Beach and is a Certified Public Accountant (inactive).

Aaron G.L. Fletcher, Ph.D. Dr. Fletcher has served as our director since April 2015. Dr. Fletcher is the Founder and has served as the President of Bios Research, a financial services firm, since 2012. Dr. Fletcher has also served as an independent consultant in the biotechnology and healthcare equity industry for over 10 years, and a visiting professor at Dallas Baptist University since 2008, where he teaches Biochemistry, Bioethics and Cell Biology. Dr. Fletcher has served on the board of directors and as a member of the compensation committee of Cognition Therapeutics, Inc., a public neuroscience company, since July 2015, and on the board of directors of ONL Therapeutics, Inc., a private clinical-stage biopharmaceutical company, since September 2024. Previously, he served on the board of directors and as a member of the compensation committee and nominating and governance committee of TFF Pharmaceuticals, Inc., a public biopharmaceutical company, from March 2018 to November 2023, the board of directors and as a member of the compensation committee and pricing committee of Cue Biopharma, a public biopharmaceutical company, from October 2019 to October 2023, the board of directors and compensation committee of Lung Therapeutics, Inc., a biopharmaceutical company, from August 2014 to October 2023, the board of directors and as a member of the compensation committee of Rein Therapeutics (fka Aileron Therapeutics, Inc.), a public biopharmaceutical company, from August 2014 to October 2023, the board of directors and as a member of the compensation committee of AbiliTech Medical, Inc., a medical equipment manufacturer, from November 2016 to January 2023, and the board of directors and as a member of the audit committee of SWK Holdings Corporation, a public finance company focused on global healthcare, from August 2019 to December 2021. Dr. Fletcher earned his PhD in Biochemistry from Colorado State University. Dr. Fletcher is well qualified to serve as a director due to his extensive experience in the healthcare industry, particularly in the biotech and med-tech sub-sectors.

Jason Keyes. Mr. Keyes has served as our director since August 2024. Mr. Keyes currently serves as the Chief Financial Officer of Equillium, Inc., a public clinical-stage biotechnology company, since March 2018, and as a director of its Australian subsidiary since January 2019. Prior to this, he served in various roles at Orexigen Therapeutics, Inc., a public pharmaceutical company which filed a voluntary petition for Chapter 11 bankruptcy in March 2018 that concluded with the bankruptcy court confirming a plan of liquidation in May 2019 following a sale of substantially all of its assets in June 2018, including as Executive Vice President and Chief Financial Officer, from January 2013 to February 2018. Previously, Mr. Keyes served in various roles at Amylin Pharmaceuticals, Inc., a public biopharmaceutical company, including as Senior Director of Finance, from August 2007 to January 2013. Mr. Keyes also held leadership positions in finance and corporate strategy at Amgen, Inc., a public biopharmaceutical company, and Baxter Healthcare Corporation, a public healthcare company. Mr. Keyes formerly served on the board of directors, including as chair of the audit committee and as a member of the compensation committee, of Sesen Bio, Inc., a public biopharmaceutical company, from 2020 to 2023. Mr. Keyes received his B.S. and M.S. degrees in Civil Engineering from Stanford University and an M.B.A. from the Anderson School at the University of California, Los Angeles. Mr. Keyes is well qualified to serve as a director due to his extensive experience in finance and in the biotechnology and biopharmaceutical industries.

Amy Ronneberg. Ms. Ronneberg has served as our director since August 2024. Ms. Ronneberg currently serves as the Chief Executive Officer of NMDP (f/k/a Be The Match), a nonprofit organization that facilitates bone marrow transplantation, since March 2020, and served as its Chief Financial Officer from July 2013 to March 2020. Ms. Ronneberg also served as the President at NMDP BioTherapies, LLC, a start-up company within NMDP, and as its Chief of Staff from February 2018 to February 2020. Prior to that, Ms. Ronneberg served in various roles at Capella Education Company, a public online postsecondary education services company, including as Chief Accounting Officer and Vice President of Operations, from 2000 to 2012. She also served as an Audit Manager of Ernst & Young, a professional services partnership, from 1995 to 2000. Ms. Ronneberg has served as a director and member of the finance committee (Vice Chair) for Allina Health, a nonprofit healthcare company, since November 2020, and previously served as a director of Magenta Therapeutics, Inc., a clinical stage biotechnology company, from June 2018 to August 2023, a director and executive committee member of Medical Alley Association, a healthcare industry network, from December 2020 to present, an executive committee member of the World Marrow Donor Association, an international healthcare organization, from January 2017 to January 2020, and chairman of the board of directors of Twin Cities in Motion, Minneapolis, a nonprofit running event organization, from January 2012 to January 2014. Ms. Ronneberg earned a Master’s in Business Administration from Capella University, Minneapolis, Minnesota, a Corporate Directorship Certificate from Harvard Business School, and a B.B.A. in Accounting from University of Wisconsin-Eau Claire. Ms. Ronneberg is well qualified to serve as a director due to her extensive financial expertise and leadership in the biotechnology and biopharmaceutical industries.

Roger Sawhney. Dr. Sawhney has served as our director since August 2024. Dr. Sawhney currently serves as the Chief Financial Officer of LB Pharmaceuticals, Inc., a clinical-stage biopharmaceutical company, since June 2024. Dr. Sawhney previously served as the Chief Financial Officer of Garuda Therapeutics, Inc., a biotechnology company, from September 2022 to December 2023. Prior to this, Dr. Sawhney served as the Chief Business Officer of Omega Therapeutics, Inc., a clinical-stage biotechnology company, from May 2022 to September 2022, and its Chief Financial Officer from May 2020 to May 2022. He served at KKR & Co., a global investment firm, as Director of its healthcare investment platform, from September 2018 to February 2020. Dr. Sawhney also served as Senior Vice President and Head of Global Corporate Strategy for Novartis AG, a public pharmaceutical company, from August 2009 to August 2012, Senior Vice President of Corporate Strategy and Business Development for Outcome Health, a healthcare technology company, from February 2017 to February 2018, a Partner with Bain & Company, a management consulting firm, from August 2012 to February 2017, and Partner and Managing Director with the Boston Consulting Group, a management consulting firm, from September 1996 to July 2009. He has served as a director of Adlai Nortye Ltd., a public clinical-stage biopharmaceutical company, since August 2024, a director of SIRPant Immunotherapeutics, Inc., a clinical-stage immuno-oncology company, since January 2024 and previously served as a director of Alimera Sciences, Inc., a pharmaceutical company, from February 2023 to March 2023. Dr. Sawhney earned an M.D. from Harvard Medical School and a BA in Economics from Stanford University. Dr. Sawhney is well qualified to serve as a director due to his extensive financial and strategic expertise in the biotechnology and biopharmaceutical industries.

Todd Thomson. Mr. Thomson has served as our director since September 2022. Mr. Thomson has served as the Chief Operating and Financial Officer of Kairos Ventures, a venture capital firm, since August 2019. Previously, he co-founded and served as Chairman of Dynasty Financial Partners, an investment and technology platform, from November 2010 to August 2019, and currently serves on the board of directors. Prior to that, Mr. Thomson served as CEO of the Wealth Management Division of Citigroup and previously Chief Financial Officer of Citigroup Inc., an investment bank and financial services corporation, from 1998 to 2007. Mr. Thomson has served on the board of directors and as a member of the audit committee of Sivers Semiconductors, a public technology company, since January 2022, the board of directors of Dragonfly Energy Holdings Corp., a public battery manufacturer, from August 2021 to October 2022, the board of directors of Cyren Ltd., a public cybersecurity company, from November 2011 to July 2021, the board of directors of Cordia Bancorp Inc., a bank holding company, from 2010 to May 2016, and the board of directors and as a member of the Investment Committee for the Davidson College and World Resources Institute Endowments. He earned his MBA with Distinction in Finance and Strategy from the Wharton School of Business and his BA in Economics from Davidson College. Mr. Thomson is well qualified to serve as a director due to his extensive investing experience and years of executive leadership, financial leadership, and experience in mergers and acquisitions and business strategy.

Dan Zabrowski, Ph.D. Dr. Zabrowski has served as our director since March 2021. Dr. Zabrowski has served as a Venture Partner of Decheng Capital, a private investment firm, since July 2016. Prior to that, Dr. Zabrowski served in a number of roles for Roche, a healthcare company, from 1994 to 2016, including Global Head of Regulatory Affairs, Global Head of Development Operations, Global Head of Roche Pharma Partnering, President of Ventana Medical Systems and President of the Roche Sequencing Unit. Dr. Zabrowski also previously held positions with Syntex, Fujisawa (now Astellas), a pharmaceutical company, and G.D. Searle, LLC, a pharmaceutical company, and served as Adjunct Assistant Professor at the School of Pharmacy, University of Illinois — Chicago. He also served on the board of directors of Apexigen, Inc., a public biopharmaceutical company, from February 2021 to August 2023, including serving as Chairman of its compensation committee and member of its audit committee, BeyondSpring Inc., a public biopharmaceutical company, from January 2020 to June 2022, including serving as a member of its compensation committee, Nimble Therapeutics, Inc., a private biotechnology company, since 2019, Ariagen, Inc., a private biotechnology company, since 2018, Endogena Therapeutics, Inc., a private biotechnology company, since 2018, and AccuraGen, Inc., a private biotechnology company, since 2013, and also as a board observer for Encodia, Inc., a private biotechnology company, since 2018. Dr. Zabrowski earned his PhD in Organic Chemistry from Indiana University, Bloomington and his BA degree in Chemistry from Saint Louis University. Dr. Zabrowski is well qualified to serve as a director due to his extensive experience on a variety of public and private boards in the biotechnology and biopharmaceutical industries.

Family Relationships

There are no familial relationships among our directors and executive officers.

Board Composition

Our business and affairs are organized under the direction of the Board. The Board currently consists of seven members. The primary responsibilities of the Board are to provide oversight, strategic guidance, counseling, and direction to our management. The Board meets on a regular basis and additionally as required.

Audit Committee

The audit committee consists of Mr. Keyes (chairperson), Dr. Sawhney and Ms. Ronneberg. The Board has determined that each of Mr. Keyes, Dr. Sawhney and Ms. Ronneberg is an independent director as defined by Nasdaq rules applicable to members of an audit committee, including that each such member meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act. In addition, as required by Nasdaq rules, each member of the audit committee is able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and statement of cash flows.

Financial Experts on Audit Committee

The Board determined that Mr. Keyes qualifies as an audit committee financial expert within the meaning of the rules and regulations of the SEC. In making this determination, the Board considered Mr. Keyes’ formal education and previous experience in financial roles. In addition, as required by Nasdaq rules, we have at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The Board determined Mr. Keyes qualifies as financially sophisticated under the Nasdaq rules.

Guidelines for Selecting Director Nominees

The nominating and corporate governance committee does not have a written policy or formal procedural requirements for stockholders to submit recommendations for director nominations. However, the nominating and corporate governance committee will consider properly submitted recommendations for candidates to the Board from stockholders in accordance with our amended and restated bylaws. Stockholders should communicate nominee suggestions directly to the nominating and corporate governance committee and accompany the recommendation with biographical details and a statement of support for the nominee. The suggested nominee must also provide a statement of consent to being considered for nomination. There have been no material changes to the procedures by which stockholders may recommend nominees to the Board.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to our officers, directors, and employees. The full text of our code of business conduct and ethics can be found on our website (http://www.actuatetherapeutics.com) under the "Corporate Governance" heading on the “Investors” page. We may satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our code of business conduct and ethics that applies to our principal executive officer, principal financial officer, or persons performing similar functions, by posting such information on our website where it is accessible through the same link noted above.

Insider Trading Policy

We adopted an insider trading policy that governs the purchase, sale and/or disposition of our securities by our directors, officers, employees and consultants. We believe the insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards. A copy of the insider trading policy is filed as Exhibit 19.1 to this Annual Report.

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2024, our “named executive officers,” which consist of our principal executive officer and our two next most highly compensated executive officers during 2024, and their positions were as follows:

•	Daniel M. Schmitt, our President and Chief Executive Officer;
•	Andrew P. Mazar, Ph.D., our Chief Operating Officer; and
•	Paul Lytle, our Chief Financial Officer (appointed in February 2024).

Summary Compensation Table

The following table sets forth information concerning the compensation of the named executive officers for the years ended December 31, 2024 and 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)	Total Compensation ($)
Daniel M. Schmitt (2)	2024	400,000	200,000(5)	4,978,616	–	–	5,578,616
President and Chief Executive Officer	2023	400,000	120,000	–	–	–	520,000
Andrew P. Mazar, Ph. D. (3)	2024	450,000	225,000(5)	–	–	–	675,000
Chief Operating Officer	2023	450,000	157,500	–	58,612	–	666,112
Paul Lytle (4)	2024	210,000	84,000(5)	–	1,503,579	98,517	1,896,096
Chief Financial Officer

(1)	The dollar amounts listed reflect the value of the award as of the grant date calculated in accordance with ASC Topic 718 based upon the fair-market value of our common stock on the date of the grant and, therefore, do not necessarily reflect the actual value received by the individuals. The assumptions made in computing the estimated fair value of such awards are disclosed in Note 10 to our consolidated financial statements included in this Report for the fiscal year ended December 31, 2024.
(2)	The terms of Mr. Schmitt’s compensation are set forth in his employment agreement or as otherwise increased by the Board. See “Employment Agreements — Chief Executive Officer.” Upon the closing of the IPO, Mr. Schmitt was granted 544,111 RSUs pursuant to his employment agreement, which award vests 50% on the first anniversary date of the closing of the IPO and 50% of which vests on the second anniversary date of the closing of the IPO.
(3)	The terms of Dr. Mazar’s compensation are set forth in his employment agreement or as otherwise increased by the Board. See “Employment Agreements — Chief Operating Officer.” Dr. Mazar was granted 37,374 stock options based on performance on October 23, 2023, of which, 25% vested on the grant date and the remaining 75% vest in equal installments on a monthly basis during the 36 months following the grant date.
(4)	Mr. Lytle was hired on June 1, 2024 as a full-time employee. The terms of Mr. Lytle’s compensation are set forth in his employment agreement or as otherwise increased by the Board. See “Employment Agreements — Chief Financial Officer.” Prior to June 1, 2024, Mr. Lytle provided consulting services to the Company and received consulting fees of $98,517 prior to June 1, 2024. In addition, pursuant to his employment agreement, Mr. Lytle was granted 234,971 stock options upon the closing of the IPO, of which, 25% vests on June 1, 2025 and the remaining 75% vests in equal monthly installments during the 36 months following June 1, 2025.
(5)	Bonus amounts for 2024 have not been paid as of the date of this Report.

Narrative to Summary Compensation Table

For the years ended December 31, 2024 and 2023, the compensation program for our named executive officers consisted of base salary and incentive compensation delivered in the form of cash bonuses and equity awards. Base salary was set at a level that was commensurate with the executive’s duties and authorities, contributions, prior experience and sustained performance. Cash bonuses and equity awards were also set at a level that was commensurate with the executive’s duties and authorities, contributions, prior experience and sustained performance, in accordance with the employment or similar agreement with the executive. Following our IPO, we grant all equity awards under the terms of our 2024 Plan. Equity awards, including stock options, are not granted in anticipation of the release of material non-public information, and the release of material non-public information is not timed on the basis of stock option or equity grant dates. All stock options are granted with an exercise price per share that is no less than the fair market value of our common stock on the date of grant of such award.

We also provide benefits to our named executive officers on the same basis as we provide benefits to all of our employees, including health, dental and vision insurance.

Employment Agreements

Chief Executive Officer

On April 15, 2015, we entered into an employment agreement with Mr. Schmitt, which was amended on each of February 5, 2016, September 28, 2017, September 23, 2018, January 29, 2019, September 3, 2019, August 1, 2022, January 27, 2023, December 12, 2023, May 9, 2024 and March 11, 2025 (the “CEO Employment Agreement”), that provides a base salary equal to $400,000 per year, and the ability to earn an annual bonus of up to 50% of his base salary, 70% of which shall be payable upon achievement of certain milestones mutually agreed to between the Company and Mr. Schmitt and 30% of which shall be payable at the discretion of the Board. On March 10, 2025, the Board approved an increase to Mr. Schmitt’s annual base salary to $570,000 and bonus up to 55% of his base salary, contingent upon the Company raising at least $25 million in additional equity financing.

In addition, Mr. Schmitt will receive, with a grant date of April 1, 2025 and at an exercise price equal to the closing price of our common stock as of such date, stock option grants consisting of (1) a one-time grant of 4,285 stock options to reflect a catch-up of salary that would have been paid if his salary increase had taken effect on August 14, 2024, representing the IPO closing date (a “Base Pay True Up Grant”); (2) a one-time grant of 200,000 stock options to reflect a catch-up grant since no annual grants were made in 2024 (an “Equity True Up Grant,” and together with the Base Pay True Up Grant, the “Special Option Grant”); and (3) an annual grant of 66,503 stock options (an “Annual Option Grant”). The Special Option Grant will vest as to 25% on August 14, 2025 with the remaining 75% vesting in equal monthly installments during the 36 months thereafter and the Annual Grant will vest as to 25% on the first anniversary of the grant date with the remaining 75% vesting in equal monthly installments during the 36 months following the first anniversary of the grant date.

In the event the Company is sold on or before December 31, 2026 for cash in a transaction valued at or above $29.56 per share, immediately prior to the consummation of such transaction, Mr. Schmitt will also be (i) granted shares of common stock under the stock incentive plan of the Company that is then in effect equal to that number of shares that would bring his total ownership (including the shares he owned prior to calculation of the shares to be granted in the sale transaction) to 8.0% of the issued and outstanding shares of common stock immediately prior to the closing of such transaction on a fully diluted basis, and (ii) entitled to receive a cash bonus equal to 100% of his base salary. Further, in the event on or before December 31, 2026 the Company receives between $10,000,000 – $100,000,000 or more in gross revenue pursuant to certain licensing arrangements between the Company and any third party or another non- dilutive capital transaction, Mr. Schmitt will be (i) granted shares of common stock under the stock incentive plan of the Company that is then in effect equal to that number of shares that would bring his total ownership (including the shares he owned prior to calculation of the shares to be granted in the transaction) to 5.0 – 6.0% (depending on the geographic location from which such gross revenue is derived) of the issued and outstanding shares of common stock on a fully diluted basis, and (ii) entitled to receive a cash bonus equal to 25 – 50% of his base salary (depending on the geographic location from which such gross revenue is derived). These potential stock awards are subject to limits under the stock plan on the number of shares available for grant.

The CEO Employment Agreement also provided that if the Company closed a transaction or series of related transactions occurring on or before December 31, 2026 pursuant to which the Company issues and sells shares of its common or preferred equity securities in exchange for aggregate gross proceeds of more than $10,000,000, excluding any gross proceeds attributable to sales to Bios Partners L.P. or its affiliates, (a Qualified Financing), Mr. Schmitt would be granted restricted stock units entitling him, upon vesting, to shares of common stock equal to that number of shares that would bring his total ownership (including the shares he owned prior to calculation of the shares to be granted in the transaction) to 4.25 – 5.0% of the issued and outstanding shares of common stock on a fully diluted basis at the time of the transaction, depending on the per share price of the shares sold in such Qualified Financing. Upon the closing of our IPO on August 14, 2024, which was considered a Qualified Financing, Mr. Schmitt was granted an award of 544,111 restricted stock units, which vest as follows: (i) 50% will vest on the first anniversary of the IPO closing, and (ii) 50% will vest on the second anniversary of the IPO closing. In addition, such shares will vest immediately upon: (i) a change in control, (ii) termination of Mr. Schmitt’s employment by us without “cause,” (iii) termination of employment by Mr. Schmitt for “good reason,” or (iv) death or disability.

The severance amount payable to Mr. Schmitt upon his termination by the Company for any reason (other than Mr. Schmitt’s death, disability or for “cause”), or termination by Mr. Schmitt for “good reason,” is equal to one times his then current base salary (the CEO Standard Severance Benefits). Upon termination upon a change in control, and if Mr. Schmitt’s employment is terminated by the Company for any reason other than Mr. Schmitt’s death, disability or for “cause,” or termination by Mr. Schmitt for “good reason,” in any such case within the six months immediately preceding or the twelve months immediately following such change in control, Mr. Schmitt is entitled to a payment equal to one and one-half times his then current base salary reduced by the CEO Standard Severance Benefits to which he would be entitled.

Chief Operating Officer

Dr. Mazar assumed the role of Chief Operating Officer on April 1, 2022 pursuant to a consulting agreement, dated March 25, 2022 (the “COO Consulting Agreement”), which entitled him to compensation equal to $35,000 per month for serving in that role. On June 1, 2022, the COO Consulting Agreement was superseded by an employment agreement, which was amended on March 11, 2025 (the “COO Employment Agreement”) that provides for a base salary equal to $450,000 per year, the ability to earn an annual bonus of up to 50% of his base salary upon achievement of certain milestones mutually agreed to between the Company and Dr. Mazar, and a signing bonus equal to $200,000. Upon execution of the COO Employment Agreement, the Company granted to Dr. Mazar 40,395 shares of restricted common stock, 25% of which vested on the first anniversary of the grant date and the remaining 75% of which vest in equal monthly installments during the 36 months following the first anniversary of the grant date.

In addition, Dr. Mazar will receive, with a grant date of April 1, 2025 and at an exercise price equal to the closing price of our common stock as of such date, stock option grants consisting of (1) a one-time grant of 110,346 stock options as an Equity True Up Grant; and (2) an Annual Option Grant of 51,046 stock options. The Equity True Up Grant will vest as to 25% on August 14, 2025 with the remaining 75% vesting in equal monthly installments during the 36 months thereafter and the Annual Grant will vest as to 25% on the first anniversary of the grant date with the remaining 75% vesting in equal monthly installments during the 36 months following the first anniversary of the grant date.

In the event the Company is sold on or before December 31, 2026 for cash in a transaction valued at or above $29.56 per share, immediately prior to the consummation of such transaction, Dr. Mazar will also be granted shares of common stock under the stock incentive plan of the Company that is then in effect equal to that number of shares that would bring his total ownership (including the shares he owned prior to calculation of the shares to be granted in the sale transaction) to 2.0% of the issued and outstanding shares of common stock on the day immediately prior to the closing of such transaction on a fully diluted basis (subject to limits under the stock plan on the number of shares available for grant). The shares issued to Dr. Mazar in such transaction will be fully vested as of the date of grant. The severance amount payable to Dr. Mazar upon termination by the Company for any reason (other than Dr. Mazar’s death, disability or for “cause”), or termination by Dr. Mazar for “good reason,” is equal to 100% of his then current base salary plus reimbursement of the cost associated with his premiums for elected COBRA coverage up to $25,000 (the “COO Standard Severance Benefits”). Upon termination upon a change in control, and if Dr. Mazar’s employment is terminated by the Company for any reason (other than Dr. Mazar’s death, disability or for “cause”), or termination by Dr. Mazar for “good reason,” in any such case within the six months immediately preceding or the twelve months immediately following such change in control, Dr. Mazar is entitled to a payment equal to one times his then current base salary reduced by the COO Standard Severance Benefits to which he would be entitled.

Chief Financial Officer

On February 17, 2024, we entered into a consulting agreement with Mr. Lytle (the Interim CFO Agreement), that provided for a consulting fee equal to $20,000 per month for services of at least 20 hours per week. The Interim CFO Agreement was superseded by an employment agreement effective June 1, 2024, as amended on March 11, 2025 (the “CFO Employment Agreement”) that provides for a base salary equal to $360,000 per year, and the ability for Mr. Lytle to earn an annual bonus of up to 40% of his base salary upon achievement of certain milestones mutually agreed to between the Company and Mr. Lytle. On March 10, 2025, the Board approved an increase to Mr. Lytle’s annual base salary to $435,363, contingent upon the Company raising at least $25 million in additional equity financing.

In addition, Mr. Lytle will receive, with a grant date of April 1, 2025 and at an exercise price equal to the closing price of our common stock as of such date, stock option grants consisting of (1) a one-time grant of 1,900 stock options as a Base Pay True Up Grant; (2) a one-time grant of 39,999 stock options as an Equity True Up Grant; and (3) an Annual Option Grant of 49,394 stock options. The Special Option Grant will vest as to 25% on August 14, 2025 with the remaining 75% vesting in equal monthly installments during the 36 months thereafter and the Annual Grant will vest as to 25% on the first anniversary of the grant date with the remaining 75% vesting in equal monthly installments during the 36 months following the first anniversary of the grant date.

In the event the Company is sold on or before December 31, 2026 for cash in a transaction valued at or above $29.56 per share, immediately prior to the consummation of such transaction, Mr. Lytle will also be granted shares of common stock under the stock incentive plan of the Company that is then in effect equal to that number of shares that would bring his total ownership (including the shares he owned prior to calculation of the shares to be granted in the sale transaction) to 2.0% of the issued and outstanding shares of common stock on the day immediately prior to the closing of such transaction on a fully diluted basis (subject to limits under the stock plan on the number of shares available for grant). The shares issued to Mr. Lytle in such transaction will be fully vested as of the date of grant.

Upon the closing of our initial public offering, the Company granted Mr. Lytle options to purchase that number of shares of common stock equal to 1.0% of the Company’s issued and outstanding capital stock on a fully diluted basis as of such date, or 234,971 shares, 25% of which vest on June 1, 2025 and the remaining 75% of which vest in equal monthly installments during the 36 months following June 1, 2025.

The CFO Employment Agreement may be terminated by the Company or Mr. Lytle at any time, upon 30 days’ prior written notice thereof to the other party. The severance amount payable to Mr. Lytle upon termination by the Company for any reason (other than Mr. Lytle’s death, disability or for “cause”), or termination by Mr. Lytle for “good reason,” is equal to 50% of his then current base salary (the “CFO Standard Severance Benefits”). Upon termination upon a change in control, and if Mr. Lytle’s employment is terminated by the Company for any reason (other than Mr. Lytle’s death, disability or for “cause”), or termination by Mr. Lytle for “good reason,” in any such case within the six months immediately preceding or the twelve months immediately following such change in control, Mr. Lytle is entitled to a payment equal to 50% of his then current base salary reduced by the CFO Standard Severance Benefits to which he would be entitled.

Outstanding Equity Awards at Year End

The following table presents information regarding the outstanding stock options and restricted common stock awards held by the Company’s named executive officers at December 31, 2024.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested($)(1)
Daniel M. Schmitt(2)	2/5/16(3)	–	–	–	–	–	–	11,726	93,339
	2/22/21(4)	–	–	–	–	–	–	15,389	122,496
	8/14/24(5)	–	–	–	–	–	–	544,111	4,331,124
Andrew P. Mazar, Ph.D.(2)	2/22/21(6)	–	–	–	–	–	–	1,158	9,218
	7/7/22(7)	–	–	–	–	–	–	15,990	127,280
	10/23/23(8)	10,900	26,474	2.14	10/23/33	–	–	–	–
Paul Lytle	8/12/24(9)	–	234,971	8.00	8/12/34	–	–	–	–

______________

(1)	The market value of the restricted stock as of December 31, 2024 is calculated by multiplying the number of unvested shares outstanding under the award by $7.96 per share, which is the fair value we used for financial reporting purposes as of such date.
(2)	Each of Mr. Schmitt and Dr. Mazar are also entitled to receive shares of common stock following the consummation of certain transactions. See “Employment Agreements — Chief Executive Officer” and “— Chief Operating Officer” above.
(3)	46,905 restricted common stock awards were granted on February 5, 2016, of which, (i) 11,727 shares vested on the grant date, (ii) 11,726 shares vested on September 18, 2017 upon the hiring of the Company’s Chief Medical Officer, (iii) 11,726 shares vested on January 11, 2018 upon the filing of the Company’s “Investigation of New Drug” application with the FDA, and (iv) 11,726 shares will vest upon the achievement of strategic partnership or licensing transaction with anticipated gross proceeds of at least $25 million.
(4)	369,318 restricted common stock awards were granted on February 22, 2021, of which, 25% vested on the first anniversary of the grant date and the remaining 75% vests in equal monthly installments during the 36 months following the first anniversary of the grant date.
(5)	544,111 RSUs were granted upon the closing of the IPO on August 14, 2024, of which, 50% vest on each of the first and second anniversary dates of the closing of the IPO.
(6)	27,778 restricted common stock awards were granted on February 22, 2021, of which, 25% vested on the first anniversary of the grant date and the remaining 75% vests in equal monthly installments during the 36 months following the first anniversary of the grant date.
(7)	40,395 restricted common stock awards were granted on July 7, 2022, of which, 25% vested on the first anniversary of the grant date and the remaining 75% vests in equal monthly installments during the 36 months following the first anniversary of the grant date.
(8)	37,374 non-qualified stock option awards were granted on October 23, 2023, of which, 25% of the option vests on the first anniversary of the grant date and the remaining 75% vests in equal monthly installments during the 36 months following the first anniversary of the grant date.
(9)	234,971 non-qualified stock option awards were granted upon the closing of the IPO, of which, 25% vest on June 1, 2025 and the remaining 75% of which vest in equal monthly installments during the 36 months following June 1, 2025.

Potential Payments upon Termination or Change in Control

Our named executive officers each have employment agreements with us, pursuant to which they are entitled to receive certain benefits upon qualifying termination. See the section “Employment Agreements” above for additional information regarding these benefits.

Clawback Policy

We have adopted a compensation recovery policy that is compliant with the Nasdaq Listing Rules, as required by the Dodd-Frank Act.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2024 by each director who is not a named executive officer and served during the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Aaron G.L. Fletcher, Ph.D.(2)	29,971	94,335	–	124,306
Jason Keyes(4)(5)	22,671	192,090	–	214,761
Les Kreis, Jr.(3)	–	–	–	–
Amy Ronneberg(4)(5)	21,022	192,090	–	213,112
Roger Sawhney, Ph.D.(4)(5)	21,022	192,090	–	213,112
Todd Thomson(2)	16,907	94,335	–	111,242
Dan Zabrowski, Ph.D.(2)	21,518	94,335	–	115,853

(1)	The dollar amounts listed reflect the value of the underlying shares as of the grant date calculated in accordance with ASC Topic 718 based upon the fair-market value of our common stock on the date of the grant and, therefore, do not necessarily reflect the actual value received by the individuals. The assumptions made in computing the estimated fair value of such awards are disclosed in Note 10 to our consolidated financial statements included in this Report.
(2)	Represents an annual grant for continued service on the Board on August 12, 2024 of an option to purchase up to 15,000 shares of common stock with an exercise price of $8.00 per share, the public offering price of shares in the IPO.
(3)	Mr. Kreis resigned from the Board effective immediately prior to the closing of the initial public offering.
(4)	Mr. Keyes was appointed to serve as a member of our Board effective upon the effectiveness of the registration statement for the initial public offering on August 12, 2024. Each of Dr. Sawhney and Ms. Ronneberg was appointed to serve as members of our Board effective upon the closing of the IPO on August 14, 2024. Each received an initial option grant in connection with such appointment on August 12, 2024 to purchase up to 30,000 shares of common stock at an exercise price of $8.00 per share, the public offering price of shares in the IPO.

Director Compensation Program

In connection with our initial public offering, the Board established, based upon the recommendation of the compensation committee, a compensation program for the non-employee members of the Board. The compensation program is designed to align the directors’ compensation with our business objectives and the creation of stockholder value. The compensation committee and the Board expect to review non-employee director compensation periodically to ensure that such compensation remains competitive and enables us to recruit and retain qualified directors.

Under the non-employee directors’ compensation program, beginning upon the effectiveness of the registration statement for this offering, each non-employee director will receive an annual cash retainer and will receive cash fees for serving as chair or as a member of the audit, compensation or nominating and corporate governance committees, as follows:

Annual Amount ($)
Director Compensation Cash Retainer	40,000
Chair of the Board (in lieu of Director Compensation Cash Retainer)	70,000
Additional Annual Compensation for Committee Chairs
Audit Committee	19,000
Compensation Committee	12,000
Nominating and Corporate Governance Committee	8,000
Additional Annual Compensation for Committee Members (Non-Chairs)
Audit Committee	9,000
Compensation Committee	6,500
Nominating and Corporate Governance Committee	4,000

In addition, each non-employee director, upon their initial appointment or election, and on an annual basis thereafter, will receive a grant of stock options under our 2024 Plan exercisable for 30,000 and 15,000 shares, respectively, with the initial grant vesting in three equal installments on the first, second, and third anniversary of the grant date, and with the annual grants vesting in full on the first anniversary of the grant date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the actual beneficial ownership of our common stock as of February 28, 2025 by:

•	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;
•	each of our named executive officers and directors; and
•	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Applicable percentage ownership is based on 19,531,636 shares of common stock outstanding on February 28, 2025.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all our common stock beneficially owned by them.

Name and Address of Beneficial Owner (8)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Directors and Named Executive Officers
Daniel M. Schmitt(1)	619,014	3.17%
Andrew Mazar(2)	128,641	*
Paul Lytle	–	–
Aaron G.L. Fletcher(3)(4)	10,125,488	51.66%
Todd Thomson(5)	2,678,752	13.68%
Daniel Zabrowski(6)	92,290	*
Jason Keyes	–	–
Amy Ronneberg	–	–
Roger Sawhney	–	–
All directors and executive officers (9 individuals)(7)	13,644,185	69.34%
5% Beneficial Holders
Bios Equity Affiliated Funds(4)	10,048,403	51.26%
Kairos Venture Affiliated Funds(5)	2,678,752	13.68%

* Less than 1%.

(1)	Includes (i) 22,223 shares of common stock held by The Andrew Schmitt Irrevocable Trust, dated December 31, 2019, of which Mr. Schmitt is trustee, (ii) 22,223 shares of common stock held by The Anna Schmitt Irrevocable Trust, dated December 31, 2019, of which Mr. Schmitt is trustee, (iii) 22,223 shares of common stock held by The Edward Schmitt Irrevocable Trust, dated December 31, 2019, of which Mr. Schmitt is trustee, and (iv) 552,345 shares of common stock held by The Schmitt Family Irrevocable Trust, dated December 31, 2019, of which Mr. Schmitt is trustee.
(2)	Includes 112,943 shares of common stock, 1,683 shares of restricted common stock that vest within 60 days, and 14,015 shares of common stock underlying options that are exercisable within 60 days.
(3)	Includes (i) 60,973 shares of common stock held by Dr. Fletcher directly, (ii) 8,056 shares of common stock held by the KF Legacy Trust U/A/D December 7, 2016, which has an independent trustee, and (iii) 8,056 shares of common stock held by the MF Legacy Trust U/A/D December 7, 2016, which has an independent trustee. Dr. Fletcher disclaims beneficial ownership of the shares held by each of the KF Legacy Trust U/A/D December 7, 2016 and the MF Legacy Trust U/A/D December 7, 2016, which are trusts for the benefit of his children, other than to the extent he may have a pecuniary interest therein.

(4)	Includes (i) 300,749 shares of common stock held by Bios Actuate Co-Invest I, LP, (ii) 2,094,650 shares of common stock held by Bios Actuate Co-Invest II, LP, (iii) 573,394 shares of common stock held by Bios Actuate Co-Invest III, LP, (iv) 307,538 shares of common stock held by Bios Fund I QP, LP, (v) 525,797 shares of common stock held by Bios Fund I, LP, (vi) 131,248 shares of common stock and 3,528 shares of common stock issuable upon the exercise of warrants held by Bios Fund II NT, LP, (vii) 980,433 shares of common stock and 26,355 shares of common stock issuable upon the exercise of warrants held by Bios Fund II QP, LP, (viii) 300,143 shares of common stock and 8,068 shares of common stock issuable upon the exercise of warrants held by Bios Fund II, LP, (ix) 404,814 shares of common stock held by Bios Fund III NT, LP, (x) 2,506,667 shares of common stock held by Bios Fund III QP, LP, (xi) 383,791 shares of common stock held by Bios Fund III, LP, (xii) 84,917 shares of common stock and 31,884 shares of common stock underlying options that are or will be exercisable within 60 days held by BP Directors, LP, (xiii) 1,259,427 shares of common stock held by Bios Clinical Opportunity Fund, LP, and (xiv) 125,000 shares of common stock held by Bios 2024 Co-Invest, LP. Bios Equity Partners, LP is the general partner of Bios Actuate Co-Invest I, LP; Bios Equity Partners III, LP is the general partner of Bios Actuate Co-Invest II, LP, Bios Actuate Co-Invest III, LP, Bios Fund III NT, LP, Bios Fund III QP, LP, Bios Fund III, LP; Bios Equity Partners, LP is the general partner of Bios Fund I QP, LP and Bios Fund I, LP; Bios Equity Partners II, LP is the general partner of Bios Fund II NT, LP, Bios Fund II QP, LP and Bios Fund II, LP; Dr.. Fletcher and Mr. Kreis, Jr. are the general partners of BP Directors, LP; and Bios Equity COF, LP is the general partner of Bios Clinical Opportunity Fund, LP (collectively, the Bios Equity Affiliated Funds). Cavu Management, LP, an entity managed and controlled by Mr. Kreis, Jr., and Bios Capital Management, LP, an entity managed and controlled by Dr. Fletcher (Bios Capital Management, LP), are the general partners of Bios Equity Partners, LP, Bios Equity Partners II, LP and Bios Equity Partners III, LP. Bios Capital Management, LP is the general partner of Bios Equity COF, LP. Cavu Advisors LLC, an entity that is managed and controlled by Mr. Kreis, Jr., is the general partner of Cavu Management LP. Bios Advisors GP, LLC, an entity that is managed and controlled by Dr. Fletcher, is the general partner of Bios Capital Management, LP. The shares owned by Bios Equity Affiliated Funds are aggregated for purposes of reporting share ownership information. Mr. Kreis, Jr. and Dr. Fletcher share voting and investment control with respect to shares held by the Bios Equity Affiliated Funds. The address for Bios Equity Affiliated Funds is 1751 River Run, Suite 400, Fort Worth, Texas 76107.
(5)	Includes (i) 321,781 shares of common stock held by Kairos SPV Fund LLC, (ii) 873,033 shares held by Kairos Venture Opportunities I, L.P., (iii) 1,184,797 shares of common stock, 28,464 shares of common stock issuable upon the exercise of warrants, and 15,942 shares of common stock underlying options that are or will be exercisable within 60 days held by Kairos Venture Partners II, L.P., and (iv) 254,735 shares of common stock held by Kairos-Actuate SPV L.P. Kairos Venture Investments, LLC is the manager of Kairos SPV Fund LLC; Kairos Venture Opportunities GP I, LLC is the general partner of Kairos Venture Opportunities I, L.P.; and Kairos Venture Partners GP II, LLC is the general partner of Kairos-Actuate SPV L.P. and Kairos Venture Partners II, L.P. (collectively, the “Kairos Venture Affiliated Funds”). The shares owned by Kairos Venture Affiliated Funds are aggregated for purposes of reporting share ownership information. Mr. Thomson shares voting and investment control with James Demetriades, CEO of Kairos Ventures, with respect to shares held by the Kairos Venture Affiliated Funds. The address for Kairos Venture Affiliated Funds is 9440 S. Santa Monica Blvd., Ste. 710, Beverly Hills, CA 90210.
(6)	Includes 76,348 shares of common stock and 15,942 shares of common stock underlying options that are exercisable within 60 days held by the Catharine A. Zabrowski Irrevocable Trust, of which Catherine A. Zabrowski, the wife of Dr. Zabrowski, is the trustee and has sole voting and investment power over such shares and options. Dr. Zabrowski may be deemed to have or share such investment and/or voting power due to the trustee’s status as his spouse. Dr. Zabrowski disclaims beneficial ownership of such shares other than to the extent he may have a pecuniary interest therein.
(7)	Includes 77,783 shares of common stock underlying options that are or will be exercisable within 60 days and 1,683 shares of restricted common stock that will be vested within 60 days.
(8)	Unless otherwise noted, the address of the beneficial owner is 1751 River Run, Suite 400, Fort Worth, Texas 76107.

Equity Compensation Plan Information

The following table provides information as of December 31, 2024 with respect to shares of common stock that may be issued under our equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($/share)		(c) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	1,371,113	(1)	$5.52	(2)	2,385,140	(3)
Equity compensation plans not approved by stockholders	–		–		–
Total	1,371,113		–		2,385,140

(1)	Consists of (a) (i) options to purchase a total of 780,539 shares of common stock under the 2015 and 2024 Plans, (ii) 46,463 shares of our common stock that are subject to unvested RSAs under the 2015 Plan, and (iii) 544,111 shares of our common stock that are subject to outstanding RSUs under the 2024 Plan.
(2)	The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account the shares of our common stock subject to outstanding restricted stock awards or restricted stock units, which have no exercise price.
(3)	Consists of 2,385,140 shares of our common stock reserved for issuance under the 2024 Plan. The 2024 Plan provides for an annual increase on the first day of each calendar year beginning January 1, 2025 and ending on and including January 1, 2034, equal to the lesser of (A) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as is determined by the administrator. These increases are not reflected in the table above. The 2015 Plan terminated prior to the IPO, and no additional awards will be granted under the 2015 Plan. Any shares under outstanding awards under the 2015 that are subsequently cancelled, forfeited or expire will become available for grant under the 2024 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following includes a summary of transactions since January 1, 2023 and any currently proposed transactions, to which we were or are to be a participant, in which (i) the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and (ii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any affiliate or member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described under Item 11 of Part III of this Annual Report. We also describe below certain other transactions with our directors, executive officers and stockholders.

Convertible Promissory Note, Preferred Stock and Warrant Financings

From 2015 through 2024, we entered into various financing transactions in which the Bios Equity Affiliated Funds and the Kairos Venture Affiliated Funds, each of which beneficially own more than 5% of our capital stock, participated. Dr. Fletcher, who has served as our director and chairperson of the board since April 2015, is a Co-Founder and has served as the President of Bios Research since 2012. Mr. Kreis, who served as our director from March 2015 to August 2024, is also a Co-Founder and has served as the Managing Partner of Bios Partners since 2013. Dr. Fletcher and Mr. Kreis are each deemed to beneficially own the shares and warrants held by the Bios Equity Affiliated Funds. Mr. Thomson, our director since September 2022, has served as the Chief Operating and Financial Officer of Kairos Ventures since August 2019. Mr. Thompson is deemed to beneficially own the shares and warrants held by the Kairos Venture Affiliated Funds.

From September 2015 to June 2017, we issued shares of Series A redeemable convertible preferred stock to Bios Equity Affiliated Funds for a purchase price of $2.00 per share.

From April 2019 to December 2020, we entered into a Series B preferred stock purchase agreement with various investors, including Bios Equity Affiliated Funds and the Kairos Venture Affiliated Funds, pursuant to which we issued and sold Series B-1, B-2, B-3 and B-4 redeemable convertible preferred stock. The Series B-1 per share purchase price was $3.66, the Series B-2 per share purchase price was $3.83, the Series B-3 per share purchase price was $4.00 and the Series B-4 per share purchase price was $4.18. Investors in the Series B-1 redeemable convertible preferred stock also received (i) warrants to purchase Series B-1 redeemable convertible preferred stock at an exercise price equivalent to $5.27 per share of common stock and (ii) warrants to purchase Series B-1 redeemable convertible preferred stock at an exercise price equivalent to $10.55 per share of common stock (collectively, referred to as the “Series B Warrants”). In May 2024, we agreed to amend the terms of the Series B Warrants to provide that they will remain exercisable for common stock for a period of two years after the closing of the IPO if they were not in the money based on the initial offering price in the IPO.

From August 2022 to June 2023, we entered into a Series C preferred stock purchase agreement with various investors, including Bios Equity Affiliated Funds and the Kairos Venture Affiliated Funds, pursuant to which, in seven separate tranches, we issued and sold Series C redeemable convertible preferred stock at a price per share of $4.36.

In February, March and May 2024, we issued to Bios Clinical Opportunity Fund, LP, a Bios Equity Affiliated Fund, convertible promissory notes in the aggregate principal amount of $5,500,000 (the “Bridge Notes”). The Bridge Notes accrued interest at a rate of 7% per annum and were due and payable on August 16, 2024, as amended, subject to their earlier conversion according to the terms of the Bridge Notes.

Upon the closing of our IPO on August 14, 2024, (i) the Series A, B-1, B-2, B-3 and B-4 and C redeemable convertible preferred stock converted into common stock, (ii) the Series B Warrants issued at an exercise price of $5.27 per share (in-the-money warrants) were automatically exercised and settled on a cashless basis for shares of our Series B redeemable convertible preferred stock, which were subsequently converted into 26,070 shares of our common stock, (iii) the remaining out-of-the money Series B Warrants became exercisable for the same number of shares of common stock with an exercise price of $10.55 through August 13, 2026, and (iv) Bios Clinical Opportunity Fund, LP received 884,427 shares of common stock upon the conversion of the Bridge Notes, including accrued interest thereon, at a conversion price of $6.40 per share, representing 80% of the IPO price of $8.00 per share.

The table below sets forth the number of shares of our Series A, B-1, B-2, B-3, B-4 and C redeemable convertible preferred stock, number of Series B Warrants and amount of the Bridge Notes acquired by the Bios Equity Affiliated Funds and Kairos Venture Affiliated Funds, as adjusted for the 1-for-1.8 reverse stock split, in each case, without giving effect to the conversion into common stock. As of February 28, 2025, we have outstanding an aggregate of approximately 19,531,636 shares of common stock and the Bios Equity Affiliated Funds beneficially hold approximately 51.26% of our outstanding shares and the Kairos Venture Affiliated Funds beneficially own approximately 13.68% of our outstanding shares.

Name of Greater than 5% stockholders(1)(2)	Series A Redeemable Convertible Preferred Stock (#)(3)	Series B-1 Redeemable Convertible Preferred Stock (#)(3)	Series B-2 Redeemable Convertible Preferred Stock (#)(3)	Series B-3 Redeemable Convertible Preferred Stock (#)(3)	Series B-4 Redeemable Convertible Preferred Stock (#)(2)	Series B Warrants (#)(3)(4)	Series C Redeemable Convertible Preferred Stock (#)(3)	Principal Amount of Bridge Notes ($)
Bios Equity Affiliated Funds	833,335	819,089	401,206	479,326	4,752,815	75,902	1,210,501	5,500,000
Kairos Venture Affiliated Funds	–	1,058,318	726,163	355,204	363,505	56,928	74,122	–

(1)	Additional details regarding these stockholders and their equity holdings are provided in the section titled “Principal Stockholders.”
(2)	Excludes 84,917 shares of common stock held by the Bios Equity Affiliated Funds and 47,320 shares of common stock held by the Kairos Venture Affiliated Funds, each prior to the closing of the IPO on August 14, 2024.
(3)	Represents shares adjusted for the 1-for-1.8 reverse stock split.
(4)	Represents Series B Warrants outstanding prior to the closing of the IPO on August 14, 2024. In connection with the closing of the IPO, 12,952 shares of common stock were issued to the Bios Equity Affiliated Funds and 9,714 shares of common stock were issued to the Kairos Venture Affiliated Funds, each upon the automatic exercise and settlement on a cashless basis of the Series B Warrants issued at an exercise price of $5.27. As of February 28, 2025, the Bios Equity Affiliated Funds held 37,951 Series B Warrants and the Kairos Venture Affiliated Funds held 28,464 Series B Warrants, each with an exercise price of $10.55 exercisable through August 13, 2026.

Promissory Note Financing

In August 2024, we issued to Bios Clinical Opportunity Fund, LP, a Bios Equity Affiliated Fund, a promissory note in the principal amount of $200,000 (the “August Note”). The August Note accrued interest at a rate of 7% per annum and was due and payable on the earlier of (i) the closing of the IPO or (ii) August 16, 2024. The August Note was paid in full on August 14, 2024, including accrued interest thereon.

Investors’ Rights, Voting and Right of First Refusal and Co-Sale Agreements

The Bios Equity Affiliated Funds and Kairos Ventures Affiliated Funds are parties to the following agreements entered into in connection with the investments described above.

Investor Rights Agreement

We entered into a fourth amended and restated investor rights agreement in November 2022 (the Investor Rights Agreement) with the holders of our redeemable convertible preferred stock, or the preferred stockholders. The Investor Rights Agreement provides for certain customary demand and “piggy-back” registration rights for a period of three years following our IPO, with respect to the shares of common stock underlying the redeemable convertible preferred stock owned by the preferred stockholders. All expenses incurred in connection with registrations, filings or qualifications, including (without limitation) all registration, filing and qualification fees, printer’s fees, accounting fees and fees and disbursements of our counsel and the reasonable fees and disbursements of one counsel for the selling holders not to exceed $30,000 per registration, but excluding underwriting discounts and commissions relating to registrable securities, will be borne by us. Except for the registration rights (including the related provisions pursuant to which we have agreed to indemnify the parties to the Investors’ Rights Agreement), all rights under this agreement terminated upon closing of the IPO. The registration rights have continued following our IPO and will terminate on August 14, 2027 or earlier for certain holders.

Voting Agreement

We entered into a fourth amended and restated voting agreement in November 2022 (the Voting Agreement) with the preferred stockholders. Through the date of the IPO, our Board consisted of five members. The holders of the Series A Preferred Stock, voting as a separate class, were entitled to elect one member of the Board, with the initial director being Dr. Fletcher, the holders of the Series B Preferred Stock, voting as a separate class, were entitled to elect two members of the Board, with the initial directors being Messrs. Kreis, Jr. and Thomson, and the holders of the Series C Preferred Stock, voting as a separate class, were entitled to elect one member of the Board. No director was elected by the holders of the Series C Preferred Stock. The holders of common stock, voting as a separate class, were entitled to elect one member of the Board, with the initial director being Mr. Schmitt. The holders of the Preferred Stock and the common stock voting together as a single class on an as-converted basis were also entitled to elect one additional “independent” director, as such term is defined in the Exchange Act, with the initial director being Dr. Zabrowski.

The Voting Agreement terminated upon the closing of the IPO, and members previously elected to the Board pursuant to the Voting Agreement will continue to serve as directors until they resign, are removed or their successors are duly elected by holders of our common stock. The composition of our board of directors is described in more detail in Item 10 of Part III of this Annual Report.

Right of First Refusal and Co-Sale Agreement

We entered into a fourth amended and restated right of first refusal and co-sale agreement in November 2022 (the ROFR and Co-Sale Agreement) with Mr. Schmitt, Dr. Mazar and Dr. Francis Giles, each referred to in the ROFR and Co-Sale Agreement as a key holder, and certain holders of our preferred stock that individually or together with their respective affiliates, hold at least 379,513 shares of common stock (on an as-converted basis), which holders are referred to in the ROFR and Co-Sale Agreement as major investors. Pursuant to the ROFR and Co-Sale Agreement, the major investors had a right of first refusal on certain transfers of our shares by the key holders, and if any shares proposed to be transferred by a key holder is not purchased pursuant to the major investors’ right of first refusal and is to be sold to a prospective transferee, the major investors have a right of co-sale in respect of such transfers. The ROFR and Co-Sale Agreement terminated upon the closing of our IPO.

Participation in our Initial Public Offering

In August 2024, the Bios Equity Affiliated Funds purchased 500,000 shares of our common stock in the IPO at the initial public offering price of $8.00 per share.

Indemnification Agreements

We have entered into indemnification agreements with each of our current directors and executive officers. Our amended and restated certificate of incorporation and our amended and restated bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by applicable law.

Policies and Procedures for Related Party Transactions

We have adopted a written related-person transactions policy, which became effective upon the closing of our IPO, that sets forth our policies and procedures regarding the identification, review, consideration and oversight of “related-person transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to us as an employee, consultant or director are not considered related-person transactions under this policy. A related person is any executive officer, director, nominee to become a director or a holder of more than five percent of our common stock, including any of their immediate family members and affiliates, including entities owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to our audit committee (or, where review by our audit committee would be inappropriate, to another independent body of our board of directors) for review. The presentation must include a description of, among other things, all of the parties thereto, the direct and indirect interests of the related persons, the purpose of the transaction, the material facts, the benefits of the transaction to us and whether any alternative transactions are available, an assessment of whether the terms are comparable to the terms available from unrelated third parties and management’s recommendation. To identify related-person transactions in advance, we rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, our audit committee or another independent body of our board of directors takes into account the relevant available facts and circumstances including, but not limited to:

•	the risks, costs and benefits to us;
•	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•	the terms of the transaction;
•	the availability of other sources for comparable services or products; and
•	the terms available to or from, as the case may be, unrelated third parties.

In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval.

Director Independence

We utilize the Nasdaq listing rules in determining whether a director is independent. The Nasdaq rules generally define an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Mr. Schmitt is not considered to be independent due to his role as an executive officer of the Company. The Board has determined that each of Dr. Fletcher, Mr. Thomson, Dr. Zabrowski, Mr. Keyes, Dr. Sawhney and Ms. Ronneberg qualifies as an independent director, and that the Board currently consists of a majority of independent directors, as such term is defined under the Nasdaq rules. In making this determination, our Board considered the current and prior relationships, as applicable, that each of Dr. Fletcher, Mr. Thomson, Dr. Zabrowski, Mr. Keyes, Dr. Sawhney and Ms. Ronneberg has with our Company and all other facts and circumstances our Board deemed relevant in determining their independence, including their beneficial ownership of our capital stock. In addition, we are subject to the rules of the SEC and Nasdaq relating to the membership, qualifications, and operations of the audit committee, the compensation committee, and the nominating and corporate governance committee, as discussed below.

Item 14. Principal Accountant Fees and Services.

The following table is a summary and description of fees for services provided by of each of KMJ Corbin & Company LLP (“KMJ”) and Crowe LLP (“Crowe”), our independent registered public accounting firms, for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services.

On May 20, 2024, the partners and professional staff of KMJ joined Crowe. The Company continued to receive services from KMJ until it resigned as the Company’s independent registered public accounting firm on August 19, 2024. In connection with the resignation of KMJ, the Company’s Audit Committee appointed Crowe to serve as the Company’s independent registered public accounting firm effective August 19, 2024 for the fiscal year ended December 31, 2024.

Fees paid to KMJ Corbin & Company LLP were as follows:

	Year Ended December 31,
	2024	2023
Audit fees (1)	$147,258	$51,939
Audit-related fees (2)	–	–
Tax fees (3)	–	–
All other fees	–	–
Total fees	$147,258	$51,939

Fees paid to Crowe LLP were as follows:

Year Ended December 31, 2024
Audit fees (1)	$178,500
Audit-related fees (2)	–
Tax fees (3)	–
All other fees	–
Total fees	$178,500

(1)	Audit fees pertain to the aggregate fees by our principal accountants for professional services rendered for the audit of our annual consolidated financial statements on Form 10-K, and reviews of quarterly consolidated financial statements included in our reports on Form 10-Q, and audit services provided in connection with other statutory or regulatory filings, such as registration statements.
(2)	This category of services would include, among others: employee benefit plan audits, due diligence related to mergers and acquisitions, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services related to financial reporting that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	This category consists of fees for professional services rendered for tax compliance and tax advice.

All fees described above were pre-approved by the Audit Committee since the closing of the IPO and adoption of the Audit Committee Charter.

Audit Committee Pre-Approval of Audit and Non-Audit Services

The Audit Committee must pre-approve the audit and non-audit services rendered by our independent registered public accounting firm.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1)	Financial Statements.

The consolidated financial statements of Actuate Therapeutics, Inc. filed as part of this Report are listed on the Index to Financial Statements on page F-1.

(2)	Finance Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits.

The exhibits filed or furnished as part of this Report are set forth below.

Exhibit Number	Description of Document

3.1	Sixth Amended and Restated Certificate of Incorporation (incorporated by reference from our Current Report on Form 8-K as filed on August 14, 2024)
3.2	Amended and Restated Bylaws of Actuate Therapeutics, Inc. (incorporated by reference from our Current Report on Form 8-K as filed on August 14, 2024)
4.1	Form of Common Stock Certificate of the registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on June 11, 2024)
4.2	Fourth Amended and Restated Investors’ Rights Agreement, by and between the Registrant and certain of its stockholders, dated November 30, 2022 (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 24, 2024)
4.3	Form of Representative Warrant issued to underwriter under IPO (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on June 11, 2024)
4.4	Form of Second Amended and Restated Warrant issued to holders of Convertible Redeemable Preferred Stock (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on June 11, 2024)
4.5*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1±	Exclusive License Agreement with Equity, dated April 6, 2015, as amended, between The Board of Trustees of the University of Illinois and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on July 16, 2024)
10.2±	License Agreement, dated March 31, 2015, as amended, between Northwestern University and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 24, 2024)
10.3+	Actuate Therapeutics, Inc. 2015 Equity Incentive Plan, as amended, and form of grant agreements thereunder (incorporated by reference to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 24, 2024)
10.4+	Actuate Therapeutics, Inc. 2024 Equity Incentive Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 24, 2024)
10.5+	Form of Stock Option Agreement under the Actuate Therapeutics, Inc. 2024 Stock Incentive Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on June 11, 2024)
10.6+	Form of Restricted Stock Unit Agreement under the Actuate Therapeutics, Inc. 2024 Stock Incentive Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on June 11, 2024)
10.7+	Non-Employee Director Compensation Policy (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on June 21, 2024)

Exhibit Number	Description of Document
10.8+	Employment Agreement, effective April 15, 2015 and as amended on each of February 5, 2016, September 28, 2017, September 23, 2018, January 29, 2019, August 1, 2022, January 27, 2023 December 12, 2023 and May 9, 2024, between Daniel Schmitt, and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 24, 2024)
10.9+	Employment Agreement, effective June 1, 2022, between Andrew P. Mazar, Ph.D., and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 24, 2024)
10.10+	Employment Agreement, effective June 1, 2024, between Paul Lytle, and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 24, 2024)
10.11	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to the Registrant’s Registration Statement on Form S-1, filed with the SEC on May 24, 2024)
19.1*	Insider Trading Policy
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Crowe LLP, Independent Registered Public Accounting Firm
23.2*	Consent of KMJ Corbin & Company LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Clawback Policy of Actuate Therapeutics, Inc.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

_____________________

*	Filed herewith
+	Indicates management contract or compensatory plan.
±

Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K on the basis that they are not material and would likely cause competitive harm to the registrant if disclosed.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 13, 2025	ACTUATE THERAPEUTICS, INC. /s/ Daniel M. Schmitt Daniel M. Schmitt. President and Chief Executive Officer, Director (Principal Executive Officer)

SIGNATURES AND POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Daniel M. Schmitt and Paul Lytle, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Daniel M. Schmitt	President, Chief Executive Officer and Director (principal executive officer)	March 13, 2025
Daniel M. Schmitt

/s/ Paul Lytle	Chief Financial Officer (principal financial and accounting officer)	March 13, 2025
Paul Lytle

/s/ Aaron G. L. Fletcher	Director and Chairperson	March 13, 2025
Aaron G.L. Fletcher, Ph.D.

/s/ Jason Keyes	Director	March 13, 2025
Jason Keyes

/s/ Amy Ronneberg	Director	March 13, 2025
Amy Ronneberg

/s/ Roger Sawhney	Director	March 13, 2025
Roger Sawhney

/s/ Todd Thomson	Director	March 13, 2025
Todd Thomson

/s/ Daniel Zabrowski	Director	March 13, 2025
Daniel Zabrowski, Ph.D.

ACTUATE THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Actuate Therapeutics, Inc.

Fort Worth, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Actuate Therapeutics Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses, has had negative operating cash flows and has not recognized any revenues since its inception. In addition, the Company has an accumulated deficit of $132,379,849 as of December 31, 2024 and is dependent on its ability to raise capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. Management has concluded there is substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Crowe LLP

We have served as the Company’s auditor since 2024.

Costa Mesa, California

March 13, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Actuate Therapeutics, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Actuate Therapeutics, Inc. and subsidiary (the “Company”) as of December 31, 2023, the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses, has had negative operating cash flows and has not recognized any revenues since its inception. In addition, the Company has an accumulated deficit of $105,094,521 as of December 31, 2023 and is dependent on its ability to raise capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KMJ Corbin & Company LLP

We served as the Company’s auditor from 2021 to 2024.

Glendora, California

February 29, 2024 (except for the retroactive effect of the 1-for-1.8 reverse stock split as described in the “Reverse Stock Split” section of Note 1, as to which the date is June 7, 2024, and except for Note 14, as to which the date is March 13, 2025)

Actuate Therapeutics, Inc.

Consolidated Balance Sheets

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$8,641,622	$2,958,659
Prepaid assets and other current assets	566,278	36,907
Total current assets	9,207,900	2,995,566
Other assets	110,548	–
Total assets	$9,318,448	$2,995,566

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,921,189	$3,421,840
Other accrued expenses	5,921,908	3,221,254
Accrued compensation	888,449	277,500
Accrued interest, current	70,957	–
Total current liabilities	8,802,503	6,920,594

Long term liabilities:
Warrant liability	–	988,049
Accrued interest, less current portion	6,768	130,041
License payable	404,991	404,991
Total long-term liabilities	411,759	1,523,081

Total liabilities	9,214,262	8,443,675

Commitments and contingencies (Note 6)

Redeemable convertible preferred stock, $0.000001 par value; no shares authorized, issued or outstanding at December 31, 2024; 33,463,018 shares authorized and 24,678,355 shares issued and outstanding at December 31, 2023; aggregate liquidation value of $0 and $121,033,336 as of December 31, 2024 and 2023, respectively	–	94,178,404

Stockholders’ equity (deficit):
Preferred stock, $0.000001 par value; 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2024; no shares authorized, issued or outstanding at December 31, 2023	–	–
Common stock: $0.000001 par value, 200,000,000 shares authorized, 19,531,636 shares issued and outstanding at December 31, 2024; 38,108,584 shares authorized and 1,690,760 shares issued and outstanding at December 31, 2023	20	2
Additional paid-in capital	132,484,015	5,468,006
Accumulated deficit	(132,379,849)	(105,094,521)
Total stockholders’ equity (deficit)	104,186	(99,626,513)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$9,318,448	$2,995,566

See accompanying notes to consolidated financial statements.

Actuate Therapeutics, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$18,676,276	$21,708,332
General and administrative	6,484,458	3,265,497
Total operating expenses	25,160,734	24,973,829

Loss from operations	(25,160,734)	(24,973,829)

Other income (expense):
Change in estimated fair value of warrant liability	(78,903)	(79,822)
Gain on settlement of warrants	343,240	–
Loss on issuance of related party convertible notes payable at fair value	(400,000)	–
Change in estimated fair value of related party convertible notes payable	(2,192,507)	–
Interest expense	(18,717)	(43,641)
Interest income	222,293	352,672
Total other income (expense), net	(2,124,594)	229,209

Net loss	$(27,285,328)	$(24,744,620)

Weighted-average shares of common stock outstanding, basic and diluted	8,372,741	1,434,964
Net loss per share attributable to common stockholders, basic and diluted	$(3.26)	$(17.24)

See accompanying notes consolidated financial statements.

Actuate Therapeutics, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances, December 31, 2022	23,656,337	$90,137,751	1,690,760	$2	$5,044,467	$(80,349,901)	$(75,305,432)
Proceeds from issuances of redeemable convertible preferred stock, net of issuance costs of $321,500	1,022,018	4,134,516	–	–	–	–	–
Fair market value of warrants issued to placement agent in conjunction with issuance of redeemable convertible preferred stock	–	(93,863)	–	–	–	–	–
Stock-based compensation expense	–	–	–	–	423,539	–	423,539
Net loss	–	–	–	–	–	(24,744,620)	(24,744,620)
Balances, December 31, 2023	24,678,355	94,178,404	1,690,760	2	5,468,006	(105,094,521)	(99,626,513)
Issuance of common stock in initial public offering, net of underwriting discounts, commissions and offering costs of $3,734,389	–	–	3,220,000	3	22,025,608	–	22,025,611
Conversion of redeemable convertible preferred stock into common stock upon closing of initial public offering	(24,678,355)	(94,178,404)	13,710,379	14	94,178,390	–	94,178,404
Conversion of related party convertible notes payable into common stock upon closing of initial public offering	–	–	884,427	1	8,092,506	–	8,092,507
Reclassification of warrant liability to equity upon exchange of warrants to purchase redeemable convertible preferred stock for warrants to purchase common stock upon closing of initial public offering	–	–	–	–	485,172	–	485,172
Exercise of in-the-money warrants to purchase redeemable convertible preferred stock and conversion into common stock upon closing of initial public offering	–	–	26,070	–	238,540	–	238,540
Stock-based compensation expense	–	–	–	–	1,995,793	–	1,995,793
Net loss	–	–	–	–	–	(27,285,328)	(27,285,328)
Balances, December 31, 2024	–	$–	19,531,636	$20	$132,484,015	$(132,379,849)	$104,186

See accompanying notes to consolidated financial statements.

Actuate Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023
Operating Activities:
Net loss	$(27,285,328)	$(24,744,620)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,995,793	423,539
Change in estimated fair value of warrant liability	78,903	79,822
Gain on settlement of warrant liability	(343,240)	–
Loss on issuance of related party convertible notes payable at fair value	400,000	–
Change in estimated fair value of related party convertible notes payable	2,192,507	–
Interest accrued on license payable	18,641	43,641
Changes in operating assets and liabilities:
Prepaid assets and other current assets	(529,371)	(3,161)
Other assets	(110,548)	–
Accounts payable	(1,500,651)	1,290,993
Accrued compensation	610,949	145,467
Accrued interest	(70,957)	–
Other accrued expenses	2,700,654	1,139,152
Net cash used in operating activities	(21,842,648)	(21,625,167)

Financing Activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	23,956,800	–
Payment of offering costs related to initial public offering	(1,931,189)	–
Proceeds from issuance of related party short-term loan	200,000	–
Payment of related party short-term loan	(200,000)	–
Proceeds from issuances of related party convertible notes payable	5,500,000	–
Proceeds from issuances of redeemable convertible preferred stock, net	–	4,134,516
Net cash provided by financing activities	27,525,611	4,134,516

Net change in cash and cash equivalents	5,682,963	(17,490,651)
Cash and cash equivalents, beginning of period	2,958,659	20,449,310
Cash and cash equivalents, end of period	$8,641,622	$2,958,659

Supplemental disclosure of cash flow information:
Cash paid for interest	$71,033	$–
Cash paid for income taxes	$800	$–

Supplemental Schedule of Noncash Financing Activities:
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	$94,178,404	$–
Reclassification of warrant liability to equity upon exchange of not in-the-money Series B and Series C Redeemable Convertible Preferred Stock Warrants for warrants to purchase common stock	$485,172	$–
Exercise of in-the-money warrants to purchase redeemable convertible preferred stock and conversion into common stock upon initial public offering	$238,540	$–
Conversion of related party convertible notes payable into common stock upon initial public offering	$8,092,507	$–
Estimated fair market value of warrants issued to placement agent in connection with issuance of redeemable convertible preferred stock	$–	$93,863

See accompanying notes consolidated financial statements.

Actuate Therapeutics, Inc.

Notes to the Consolidated Financial Statements

For The Years Ended December 31, 2024 and 2023

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Actuate Therapeutics, Inc. (the “Company”) was incorporated in the State of Delaware on January 16, 2015 and is headquartered in Fort Worth, Texas. The Company is a clinical-stage biopharmaceutical company focused on developing novel therapies for the treatment of cancers through the inhibition of glycogen synthase kinase-3 (“GSK-3”). The Company’s lead investigational product, elraglusib (formerly 9-ING-41), is a small molecule that is designed to enter cancer cells and block the function of the enzyme GSK-3β, thereby causing the death of the cancer cells and the regulation of anti-tumor immunity.

The Company has a 100%-owned Irish subsidiary, Actuate Therapeutics Limited, that is currently dormant.

Reverse Stock Split

On May 31, 2024, the Company’s board of directors approved a 1-for-1.8 reverse stock split of its issued and outstanding shares of common stock and stock option awards, which was effected on June 7, 2024. All issued and outstanding shares of common stock (including outstanding restricted stock awards), stock option awards and per share data have been adjusted in these audited consolidated financial statements, on a retrospective basis, to reflect the reverse stock split for all periods presented. The par value of the common stock and preferred stock was not adjusted as a result of the reverse stock split.

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

Initial Public Offering

On August 14, 2024, the Company completed the closing of its IPO of 2,800,000 shares of common stock at an initial offering price to the public of $8.00 per share, before the underwriters discount of $0.56 per share. Additionally, the underwriters exercised their option (“Overallotment Option”) to purchase an additional 420,000 shares at the same price of $8.00 per share less the underwriters discount on September 12, 2024. The Company’s common shares began trading on the Nasdaq Global Market on August 13, 2024, under the symbol “ACTU”. The Company received net proceeds of approximately $22 million, after deducting discounts and commissions of approximately $1.8 million and other offering expenses of approximately $1.9 million (or approximately $3.7 million in aggregate) for the issuance of 3,220,000 shares of common stock of the Company, including shares issued under the Overallotment Option.

Upon the closing of the Company’s IPO and Overallotment Option, the Company issued the underwriters warrants to purchase up to 161,000 shares of common stock, representing 5% of the shares of common stock issued under the IPO and Overallotment Option, at an exercise price of $10.00 per share (see Note 9).

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

Basis of Presentation

The Company’s consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect the financial position, results of operations and cash flows for all periods presented. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2024, the Company had cash and cash equivalents of $8,641,622 and working capital of $405,397. The Company has not generated any revenue and has incurred recurring operating losses since inception. The Company expects to continue to incur losses for the foreseeable future and therefore, the Company’s ability to continue its operations is highly dependent on its ability to raise additional capital to fund its future operations.

During the year ended December 31, 2024, the Company issued convertible promissory notes of $5,500,000 in aggregate to a related party (the “Related Party Convertible Notes Payable”) in exchange for proceeds of $5,500,000, which automatically converted into 884,427 shares of common stock upon the closing of the IPO (see Note 5). On August 14, 2024 and September 12, 2024, the Company received net proceeds of approximately $18.9 million and $3.1 million upon the closing of the IPO and Overallotment Option, respectively, after deducting discounts and commissions and other estimated offering expenses of approximately $3.5 million and $0.2 million, respectively.

Management anticipates, based on currently proposed plans and assumptions, that our cash and cash equivalents on hand will not satisfy the Company’s operational and capital requirements beyond the second quarter of fiscal year 2025. As the Company continues to pursue its business plan, it expects to finance its operations through equity offerings, debt financings, or other capital sources. However, there can be no assurance that any additional financing will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it may be necessary to significantly reduce its scope of operations to reduce the current rate of spending through actions such as the need to delay, limit, reduce or terminate its product development, which could have a material adverse effect on the Company’s business, results of operations or financial condition. Based on the above matters, we have concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern for a year from the date the financial statements were issued.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Actuate Therapeutics, Inc. and its wholly owned subsidiary, Actuate Therapeutics Limited. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions, and judgements that affect the reported amounts of assets, liabilities, expenses, and related disclosures in the accompanying notes. The Company bases its estimates, assumptions and judgements on historical experience when available and on various factors that it believes to be reasonable under the circumstances as of the date of the accompanying consolidated financial statements including the fair value of its common stock, fair value of the warrant liability, fair value of Related Party Convertible Notes Payable, stock-based compensation expense, accrued expenses (including accrued expenses related to research and development (“R&D”) as described below), and the recoverability of the Company’s net deferred tax assets and related valuation allowance. In addition, other factors may affect estimates, including the expected business and operational changes, the sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Actual results could differ materially from the estimates and assumptions used in the preparation of the accompanying consolidated financial statements under different assumptions or conditions.

Accrued Expenses Related to R&D Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our R&D expenses as of each balance sheet date. This process involves reviewing open contracts, including clinical site contracts, and communicating with our personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We make estimates of our R&D expenses as of each balance sheet date based on facts and circumstances known to us at that time. The significant estimates in our R&D expenses include the costs incurred for services performed by our vendors in connection with services for which we have not yet been invoiced. We base our expenses related to R&D activities on our estimates of the services received and efforts expended pursuant to quotes and contracts with contractors and vendors that conduct R&D on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows. Advance payments for goods and services that will be used in future R&D activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

Segment Reporting and Geographic Concentrations

The Company manages its operations as a single operating segment in the U.S. (see Note 14).

Cash and Cash Equivalents

The Company considers all highly liquid investments acquired with a maturity of three months or less from the purchase date that can be liquidated without prior notice or penalty to be cash equivalents. Cash and cash equivalents includes bank demand deposits, U.S. treasury bills and money market funds that invest primarily in U.S. government treasuries.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions in the U.S. Deposits held in checking and money market accounts may, from time to time, exceed the federally insured amounts. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant risk in its cash and cash equivalents. The primary objectives of the Company’s investment portfolio are the preservation of capital and maintenance of liquidity.

The Company is subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, risks related to the successful development and commercialization of product candidates, fluctuations in operating results and financial risks, the ability to successfully raise additional funds when needed, protection of proprietary rights and patent risks, patent litigation, compliance with government regulations, dependence on key personnel and collaboration partners, and competition from competing products in the marketplace.

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

The Company reviews the fair value hierarchy classification at each reporting date. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the years presented.

Comprehensive Loss

There were no differences between net loss and comprehensive loss presented in the consolidated statements of operations for the years ended December 31, 2024 and 2023.

R&D Expenses

In accordance with authoritative guidance, the Company charges research and development costs to operations as incurred. Research and development expenses consist primarily of personnel and related costs, external costs of outside vendors engaged clinical trials, contract manufacturers, consultants and other third parties to conduct and support our clinical trials and preclinical studies.

Patent Costs

Patent fees and patent related costs in connection with filing and prosecuting patent applications are expensed as incurred and are classified as general and administrative expenses in the accompanying consolidated statements of operations.

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

Based on the eligibility assessment discussed above, the Company concluded that its Related Party Convertible Notes Payable were eligible for the FVO and accordingly elected to apply the FVO to its Related Party Convertible Notes Payable in accordance with ASC 825. Accordingly, the Related Party Convertible Notes Payable were measured at fair value on their issuance dates and remeasured at estimated fair value at the end of each reporting period with changes in fair value recognized as a component of other income (expense) in the consolidated statements of operations. The primary reason for electing the fair value option was to address simplification and cost-benefit considerations that result from accounting for hybrid financial instruments at fair value in their entirety versus bifurcation of the embedded derivatives from the debt hosts.

The estimated fair values of the Related Party Convertible Notes Payable are determined using valuation models that incorporated assumptions and estimates. The Company assessed these assumptions and estimates at each financial reporting period as additional information impacting the assumptions was obtained. Assumptions in the models included but were not limited to equity value, volatility, time to a conversion event, risk-free rate and scenario weightings. The fair value measurements of the Related Party Convertible Notes Payable were based on significant inputs that were not observable in the market and represented a Level 3 measurement (see Note 5). The change in fair value related to accrued interest was also included within the single line of change in fair value of Related Party Convertible Notes Payable in the consolidated statements of operations.

In addition, in certain circumstances, the estimated fair value at issuance may be greater than the face value at issuance. The loss on issuance of the Related Party Convertible Notes Payable of $400,000 recorded during year ended December 31, 2024 represented the difference between the estimated fair value of the Related Party Convertible Notes Payable and the gross proceeds received on the issuance date based on the assumptions, including the proximity in time to the anticipated IPO, the discount on conversion of the Related Party Convertible Notes Payable, and the increased probability-weighted IPO scenario. In connection with the closing of the Company’s IPO on August 14, 2024, the Related Party Convertible Notes Payable were converted into common stock and no amounts are outstanding as of December 31, 2024 (see Note 5).

Redeemable Convertible Preferred Stock

The Company recorded all shares of Redeemable Convertible Preferred Stock at their respective fair values on the dates of issuance, net of issuance costs. Redeemable Convertible Preferred Stock was recorded outside of permanent equity because while it was not mandatorily redeemable, in certain events considered not solely within the Company’s control, such as a merger, acquisition, or sale of all or substantially all of the Company’s assets, each referred to as a “deemed liquidation event,” the Redeemable Convertible Preferred Stock could become redeemable at the option of the holders of at least a majority of the then outstanding preferred shares. The Company did not adjust the carrying value of the Redeemable Convertible Preferred Stock to its liquidation preference because a deemed liquidation event obligating the Company to pay the liquidation preference to holders of shares of Redeemable Convertible Preferred Stock did not occur prior to conversion and was subsequently not triggered upon the closing of the Company’s IPO when all shares of Redeemable Convertible Preferred Stock converted into shares of common stock (see Note 8).

Redeemable Convertible Preferred Stock Warrants

The Company’s Redeemable Convertible Preferred Stock Warrants (see Note 9) required liability classification and accounting as the underlying Redeemable Convertible Preferred Stock was considered contingently redeemable and could have obligated the Company to transfer assets to the holders at a future date upon occurrence of a deemed liquidation event. The warrants were recorded at their estimated fair value upon issuance and were subject to remeasurement to estimated fair value at each balance sheet date, with changes in the estimated fair value recognized as a component of other income (expense) in the accompanying consolidated statements of operations. The Company adjusted the warrant liability for changes in estimated fair value until the earlier of the exercise, conversion, or expiration of the Redeemable Convertible Preferred Stock Warrants. In July 2024, the Redeemable Convertible Preferred Stock Warrants were amended to provide that if underlying Redeemable Convertible Preferred Stock Warrants were out-of-the-money based on the initial public offering price in the IPO, the out-of-the-money Redeemable Convertible Preferred Stock Warrants would convert into warrants to purchase common stock with an exercise price per share that reflected the Conversion Ratio (see Note 8) then in effect for the underlying Redeemable Convertible Preferred Stock. Accordingly, the Redeemable Convertible Preferred Stock Warrants were remeasured upon the closing of the IPO and marked to market to their fair value before being reclassified to equity.

Stock-Based Compensation

In April 2015 and August 2024, the Company’s Board of Directors (“Board”) adopted the 2015 Stock Incentive Plan (“2015 Plan”) and the 2024 Stock Incentive Plan (“2024 Plan”), respectively, which are more fully described in Note 10.

The Company periodically grants equity-based payment awards in the form of restricted common stock awards (“RSAs”), restricted stock units (“RSUs”), and stock options to employees, directors and non-employees and records stock-based compensation expenses for awards of stock-based payments based on their estimated fair value at the grant date.

The estimated fair value of service-based RSAs is measured at the grant date based on the estimated fair market value of the Company’s common stock on the date of grant and is recognized as expense over the requisite service period, which is generally the awards’ vesting period. The estimated fair value of performance-based RSAs is measured at the grant date based on the estimated fair value of shares expected to be earned at the end of the performance period, and is recognized as expense ratably over the performance period based upon the probable number of shares expected to vest.

The Company accounts for the grant of stock options based on the estimated fair value of the underlying option using the Black-Scholes valuation model on the date of grant and are recognized as expense in the consolidated statement of operations on a straight-line basis over the requisite service period, which is the vesting period. The Black-Scholes valuation model requires the input of subjective assumptions, including expected volatility, expected dividend yield, expected term, risk-free rate of return and the estimated fair value of the underlying common stock on the date of grant. Prior to the IPO, the Company regularly engaged a third-party valuation specialist to assist with estimates related to the valuation of the Company’s common stock.

The Company classifies stock-based compensation expense in the consolidated statements of operations in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified.

The Company recognizes forfeitures related to stock-based compensation awards as they occur.

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, Redeemable Convertible Preferred Stock, convertible notes payable, warrants to purchase Redeemable Convertible Preferred Stock, unvested RSAs, and outstanding stock options and RSUs are considered to be potentially dilutive securities (see Note 11).

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). In accordance with authoritative guidance, deferred tax assets and liabilities are recorded for temporary differences between the financial reporting and tax bases of assets and liabilities using the current enacted tax rate expected to be in effect when the differences are expected to reverse. A valuation allowance is recorded on deferred tax assets unless realization is considered more likely than not.

The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are not recorded as a tax benefit or expense in the current year. The Company recognizes interest and penalties, if any, related to uncertain tax positions in interest expense. No interest and penalties related to uncertain tax positions were accrued at either December 31, 2024 or 2023.

The Company follows authoritative guidance which requires the evaluation of existing tax positions. The Company files in the federal and various state jurisdictions. Management has analyzed all open tax years, as defined by the statute of limitations, for all major jurisdictions. Open tax years are those that are open for examination by taxing authorities. Tax years covering the years from 2020 to 2024 are the only open years for the Company as of the issuance date of these consolidated financial statements.

The Company also has elected to utilize research credits against the employer portion of payroll tax as it is considered a qualified small business under the Internal Revenue code. Due to the uncertainty of utilizing the research credits, the Company accounts for the credits against research and development expenses in the accompanying consolidated financial statements when the related expense is incurred.

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance includes the requirements that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, the title and position of the chief operating decision maker, and an explanation of how the chief operating decision maker uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The guidance also requires that a public entity that has a single reportable segment provide all the disclosures required by the guidance and all existing segment disclosures in ASC 280, Segment Reporting. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in the guidance retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted the guidance as of December 31, 2024 with no material impact on the Company’s consolidated financial statements upon adoption, as further described in Note 14.

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40). The guidance simplifies the accounting for certain financial instruments, eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments, and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. It also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity and amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The guidance is effective for public business entities that meet the definition of a Securities and Exchange Commission filer, excluding entities eligible to be smaller reporting companies as defined by the Securities and Exchange Commission, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted the guidance as of January 1, 2024 with no material impact on the Company’s consolidated financial statements upon adoption.

Recently Issued Accounting Standards Not Yet Adopted

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

3.        FAIR VALUE MEASUREMENTS

As of December 31, 2024, there were no financial assets or liabilities carried at fair value which were not equivalent to cost. The following table summarizes the Company’s liabilities measured at fair value as of December 31, 2023:

		Fair Value Measurements at December 31, 2023 Using
	Fair Value at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Redeemable Convertible Preferred Stock Warrant liability	$988,049	$–	$–	$988,049
Total liabilities	$988,049	$–	$–	$988,049

Information pertaining to the changes in the estimated fair value of the Redeemable Convertible Preferred Stock Warrant Liability in connection with the Company’s outstanding warrants to purchase Series B Redeemable Convertible Preferred Stock and Series C Redeemable Convertible Preferred Stock for the year ended December 31, 2024 is described in Note 9.

4.        OTHER ACCRUED EXPENSES

Other accrued expenses as of December 31, 2024 and 2023 consisted of the following:

	December 31, 2024	December 31, 2023
Accrued clinical trial costs	$5,483,846	$3,207,785
Other accrued expenses	438,062	13,469
Total other accrued expenses	$5,921,908	$3,221,254

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

The following table sets forth the changes in the estimated fair value of the Company’s Related Party Convertible Notes Payable for the year ended December 31, 2024:

Balance as of December 31, 2023	$–
Principal amount of Related Party Convertible Notes Payable issued	5,500,000
Loss recorded at issuance (see Note 2)	400,000
Change in fair value	2,192,507
Conversion into common stock	(8,092,507)
Balance as of December 31, 2024	$–

6.       COMMITMENTS AND CONTINGENCIES

Operating Lease

On December 1, 2024, the Company rented office space on a month-to-month basis with no long-term commitment, representing a short-term lease. As a result, the Company has elected to apply the short-term lease exemption to its office lease and therefore has not recorded a right of use (“ROU”) asset and related lease liability in accordance with ASC 842, “Leases” (“ASC 842”). Rent expense recorded during the years ended December 31, 2024 and 2023 was $4,200 and $0, respectively, which amount is included in general and administrative expenses in the accompanying consolidated statements of operations.

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

Indemnities and Guarantees

We have made certain indemnities and guarantees, under which we may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. We indemnify our officers and directors to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. These indemnities and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

7.        LICENSES AND AGREEMENTS

Northwestern License Agreement

On March 31, 2015, the Company entered into an Exclusive License Agreement with Equity (the “Northwestern License Agreement”) with Northwestern University (“Northwestern”). Pursuant to the Northwestern License Agreement, Northwestern granted the Company (a) a nonexclusive license to certain technical information developed in the laboratory of Andrew Mazar (who now serves as the Company’s Chief Operating Officer), and (b) an exclusive license to all results obtained by Andrew Mazar and his collaborators at Northwestern on the use of glycogen synthase kinase-3 beta (“GSK-3β”) (formerly 9-ING-41) and related compounds used for the treatment of cancer, including combination therapies. In consideration of the license granted pursuant to the Northwestern License Agreement, the Company granted Northwestern 27,778 shares of the Company’s common stock, representing 5% of the Company’s capital stock on a fully diluted basis on the date of grant. In addition, the Company granted Northwestern the right to participate in future offerings of the Company’s capital securities on the same terms as offered to those participating in the offering. In 2019, Northwestern’s right to participate in future offerings expired.

UIC License Agreement

On April 6, 2015, the Company entered into an Exclusive License Agreement with Equity (the “UIC License Agreement”) with The Board of Trustees of the University of Illinois (“UIC”), whereby, UIC granted the Company (a) an exclusive, nontransferable license, with the right to sublicense under UIC’s rights in the Patent Rights (as defined in the UIC License Agreement), and (b) a non-exclusive, non-transferable license, with the right to sublicense, to use UIC’s rights in the Technical Information (as defined in the UIC License Agreement) within the Territory and the Field as each such term is defined in the UIC License Agreement. In consideration of the license granted under the UIC License Agreement, the Company issued 46,528 shares of the Company’s common stock to UIC, which represented 5% of the Company’s capital stock on a fully diluted basis at the time of issuance, as defined in the UIC License Agreement, and agreed to pay UIC (i) development milestones of up to $1.25 million, of which, up to $0.25 million is due upon the progress of clinical trials and $1.0 million is due upon the initiation of commercial sales (ii) annual minimum royalty payments of $5,000 beginning on the third anniversary year of the UIC License Agreement and increasing to $15,000 in year four, $35,000 in year five, and $50,000 in year six and each year thereafter, (iii) royalty on net sales for product covered under the Patent Rights in the low single digits with a 50% reduction in royalties for products solely utilizing Technical Information, (iv) a declining percentage of sublicensing revenue based on the escalating stage of development upon a sublicensing event, and (v) the reimbursement of all patent and related expenses incurred by UIC covering the Patent Rights. For the years ended December 31, 2024 and 2023, the Company incurred minimum royalties and other reimbursable expenses to UIC in the aggregate amount of $75,000 and $64,711, respectively, which amounts were included in general and administrative expenses in the accompanying consolidated statements of operations.

In addition, the Company entered into a sublicense and collaboration agreement dated August 28, 2017 with an unrelated entity that was covered under the UIC License Agreement, which sublicense agreement was later terminated on January 31, 2018. Under the UIC License Agreement, the Company owed UIC a certain percentage of amounts received under the sublicense agreement in the amount of $449,990. The Company paid UIC 10% of the sublicense fees in the amount of $44,999 and the remaining unpaid balance of $404,991 (“Deferred Amount”) was originally due and payable to UIC in two installments: 50% due and payable on the one-year anniversary from the first commercial sale and 50% due on the second-year anniversary from the first commercial sale. The Deferred Amount is treated as debt and continues to accrue interest at a rate of five percent (5%) per annum, representing the prime rate as of the date of the agreement plus 1%. On July 16, 2024, the Company and UIC entered an amendment to the UIC License Agreement (“UIC Amendment”). Pursuant to the UIC Amendment, accrued interest is due and payable in two installments: (i) 50% was due within 30 days following the closing of the Company’s IPO; and (ii) 50% is due within 30 days following the first anniversary of the closing of the IPO. Thereafter, interest will be paid annually within 30 days following the second anniversary of the closing of the IPO and annually thereafter. In addition, the UIC Amendment provides for payment of the Deferred Amount and any accrued interest thereon upon the sooner of (i) termination of the UIC License Agreement by the Company, (ii) the Company ceases development of the licensed UIC technology, (iii) the Company consummates a Change in Control (as defined in the UIC License Agreement), (iv) the Company sublicenses the licensed technology or the developed product, (v) the one-year anniversary following approval of a NDA of a licensed product, or (vii) the Company executes a partnership agreement with any entity resulting in the payment to us above a specified milestone amount or the Company secures cumulative financing equal to or exceeding $200 million. In addition, the UIC Amendment provides that to the extent the Company secures equity financing equal to or exceeding $85 million through its IPO or otherwise, 50% of the Deferred Amount is due and payable within 30 days. The remaining 50% of the Deferred Amount shall be due and payable upon the first to occur of any of the events noted above in clauses (i) through (vii). Finally, the UIC Amendment provides that for as long as the Company or a sublicensee is selling the licensed product, the Company will pay all consideration provided for in the original UIC License Agreement and described above until the last to expire market exclusivity date, the period of which for all products in a jurisdiction will not exceed a total of seven (7) years beginning with the date regulatory approval is granted for the first licensed product in the jurisdiction, and such obligation will survive termination of the UIC License Agreement.

Interest payable to UIC was $77,725 as of December 31, 2024, of which, $70,957 is classified as current and $6,768 is classified as non-current, and are included in the accompanying consolidated balance sheet. At December 31, 2023, accrued interest to UIC was $130,041, which is included in the accompanying consolidated balance sheet.

8.        STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized and Issued Capital

Effective upon the closing of the Company’s IPO, the Company’s authorized capital consists of 200,000,000 shares of common stock, $0.000001 par value per share, and 10,000,000 shares of preferred stock, $0.000001 par value per share. As of December 31, 2024 and 2023, there were 19,531,636 and 1,690,760 shares of common stock issued and outstanding, respectively.

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

Reverse Stock Split

On May 31, 2024, the Company’s board of directors approved a 1-for-1.8 reverse stock split of its issued and outstanding shares of common stock and stock option awards, which was effected on June 7, 2024. All issued and outstanding shares of common stock (including outstanding RSAs), stock option awards and per share data have been adjusted in these consolidated financial statements, on a retrospective basis, to reflect the reverse stock split for all periods presented. The par value of the common stock and preferred stock was not adjusted as a result of the reverse stock split.

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

The rights, preferences, privileges and restrictions granted to or imposed on the Company’s Redeemable Convertible Preferred Stock or the holders thereof was as follows:

Dividends

The holders of Redeemable Convertible Preferred Stock were entitled to receive dividends, out of any assets legally available therefore, prior and in preference to any declaration or payment of any dividend to the common stockholders, at the rate of 8.0% per annum on each of the Series A, Series B-1, Series B-2, Series B-3, Series B-4, and Series C original issue prices, payable when, and if declared by the Board. Such dividends shall be cumulative and if less than the full amount of dividends payable on the Redeemable Convertible Preferred Stock if declared and paid, any such payments shall be made ratably among the holders of the Redeemable Convertible Preferred Stock in proportion to the total amount each holder would be entitled to receive if the full amount of dividends payable on the Redeemable Convertible Preferred Stock had been declared. During the years ended December 31, 2024 and 2023, no dividends had been declared or paid.

Conversion

Effective upon the closing of the IPO, each share of Redeemable Convertible Preferred Stock converted into that number of shares of common stock based on the conversion ratio of approximately 0.555555 shares of common stock per share of Redeemable Convertible Preferred Stock (“Conversion Ratio”). The Conversion Ratio was determined by dividing the applicable initial purchase price (the “Initial Purchase Price”) of such share by the applicable Conversion Price. The Conversion Price for each series of Redeemable Convertible Preferred Stock as of August 14, 2024 (the closing date of the IPO) and December 31, 2023 were as follows: Series A - $3.6000; Series B-1 - $6.5874; Series B-2 - $6.8855; Series B-3 - $7.2000; Series B-4 - $7.5240; and Series C - $7.8480, which reflects the 1-for-1.8 reverse stock split discussed above.

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

Reserved Shares

As of December 31, 2024, the Company reserved the following shares of common stock for issuance upon the (i) exercise of outstanding warrants, (ii) exercise of issued and outstanding stock option awards and restricted stock unit awards, and (iii) to reserve the remaining shares available for grant under the 2024 Stock Incentive Plan (“2024 Plan”):

December 31, 2024
Warrants issued and outstanding to purchase common stock	255,599
Stock option awards issued and outstanding	780,539
Restricted stock unit awards issued and outstanding	544,111
Shares reserved for issuance under the 2024 Plan	2,385,140
Total	3,965,389

9.       WARRANTS

As of December 31, 2024, the following warrants to purchase up to 255,599 shares of common stock were outstanding:

	Warrants Outstanding	Exercise Price per Share	Expiry Date
Underwriter warrants issued under IPO	161,000	$10.00	August 12, 2027
Warrants originally issued in conjunction with Series B Redeemable Convertible Preferred Stock	76,376	$10.55	August 13, 2026
Warrants originally issued in conjunction with Series C Redeemable Convertible Preferred Stock	18,223	$9.42	August 13, 2026
Total	255,599

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

Redeemable Convertible Preferred Stock Warrants and Warrant Liability

On June 30, 2023, in connection with issuance of the Series C Redeemable Convertible Preferred Stock, the Company issued the placement agent warrants to purchase 18,223 shares of Series C Redeemable Convertible Preferred Stock at an exercise price of $9.42 per share (“Series C Redeemable Convertible Preferred Stock Warrants” or “Series C Warrants”). The warrants were to terminate at the earlier of (i) five (5) years from the issuance date, (ii) the consummation of a change of control, or (iii) upon the first closing of an initial public offering of the Company’s common stock. The warrants had a net exercise provision under which the holders could, in lieu of payment of the exercise price in cash, surrender the warrant and receive a net amount of shares based on the fair market value of the Company’s stock at the time of exercise of the warrants after deduction of the aggregate exercise price. The warrants contained provisions for adjustment of the exercise price and number of shares issuable upon the exercise of warrants in the event of certain stock dividends, stock splits, reorganizations, reclassifications, and consolidations. The initial estimated fair value of the warrants of $93,863 was calculated using the Black-Scholes valuation model and recorded as a reduction to Redeemable Convertible Preferred Stock and a corresponding increase in the warrant liability.

On September 7, 2018, in connection with convertible promissory note payable agreements, the Company agreed to issue the noteholders warrants to purchase shares of Series B-1 Redeemable Convertible Preferred Stock (“Series B Redeemable Convertible Preferred Stock Warrants” or “Series B Warrants”). Warrants to purchase 76,376 shares of Series B-1 Redeemable Convertible Preferred Stock were issued at an exercise price of $5.27 per share and warrants to purchase 76,376 shares of Series B-1 Redeemable Convertible Preferred Stock were issued at an exercise price of $10.55 per share. The warrants were to terminate at the earlier of (i) ten (10) years from the issuance date, (ii) the consummation of a change of control, or (iii) upon the first closing of an initial public offering of the Company’s common stock. The warrants had a net exercise provision under which the holders could, in lieu of payment of the exercise price in cash, surrender the warrant and receive a net amount of shares based on the fair market value of the Company’s stock at the time of exercise of the warrants after deduction of the aggregate exercise price. The warrants contained provisions for adjustment of the exercise price and number of shares issuable upon the exercise of warrants in the event of certain stock dividends, stock splits, reorganizations, reclassifications, and consolidations. The initial estimated fair value of the warrants of $805,292 was recorded on the closing date of a private placement in April 2019, representing the initial date the warrants could be measured.

The Company remeasured the fair value of the Series B Warrants and Series C Warrants at the end of each reporting period, with any adjustments being recorded as a component of other income (expense) in the accompanying consolidated statements of operations.

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

The estimated fair value of the warrant liability for the Series B Warrants and Series C Warrants was $0 and $988,049 as of December 31, 2024 and 2023, respectively (see Note 3). The following table sets forth the changes in the estimated fair value of the warrant liability in connection with the Company’s Series B Warrants and Series C Warrants for the two years ended December 31, 2024:

Estimated fair value as of December 31, 2022	$814,364
Estimated fair market value of Series C Warrants issued to placement agent in connection with issuance of redeemable convertible preferred stock	93,863
Change in fair value	79,822
Estimated fair value as of December 31, 2023	988,049
Change in fair value	78,903
Exercise of in-the-money warrants to purchase redeemable convertible preferred stock and conversion into common stock upon closing of IPO	(238,540)
Gain on settlement of in-the-money warrants upon conversion into common stock upon closing of IPO	(343,240)
Reclassification of warrant liability to equity upon exchange of warrants to purchase redeemable convertible preferred stock for warrants to purchase common stock upon closing of IPO	(485,172)
Balance as of December 31, 2024	$–

During the years ended December 31, 2024 and 2023, the aggregate increase in the fair value of the Series B Warrants and Series C Warrants was $78,903 and $79,822, respectively.

During the year ended December 31, 2024, the increase in fair value of the in-the-money Series B Warrants was $96,050. Prior to settlement and as of December 31, 2023, the fair value of the in-the-money Series B Warrants was determined using the Black-Scholes valuation model with the following assumptions:

	In-the-Money Series B Warrants
	Prior to Settlement	December 31, 2023
Expected term (in years)	4.04	4.7
Expected volatility	127.26%	80.68%
Weighted average risk-free interest rate	5.25%	4.48%
Expected dividend yield	0.00%	0.00%
Fair value of convertible preferred stock	$8.82	$8.60

The out-of-the money Series B Warrants and Series C Warrants were remeasured upon the closing of the IPO and marked to market to its aggregate fair value of $485,172 before being reclassified to equity. During the year ended December 31, 2024, the decrease in fair value of the out-of-the-money Series B Warrants and Series C Warrants was $17,147. The fair value of the out-of-the money Series B Warrants and Series C Warrants as of the closing date of the IPO and December 31, 2023 was determined using the Black-Scholes valuation model with the following assumptions:

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

10.        EQUITY COMPENSATION PLANS

Stock Incentive Plans

In connection with the Company’s IPO, our board of directors adopted and our stockholders approved our 2024 Plan, which became effective on August 12, 2024, the effective date of the registration statement for the Company’s IPO. The purpose of the 2024 Plan is to enhance the Company’s ability to attract, retain and motivate individuals by providing these individuals with equity ownership and incentive opportunities. All of the Company’s employees, as well as all of the Company’s non-employee directors and other consultants, advisors and other persons who provide services to the Company are eligible to receive incentive awards under the 2024 Plan, including stock options grants, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and other awards. Up to 3,316,444 shares of common stock were reserved for future issuance under the 2024 Plan, which number included 496,801 shares of common stock reserved for issuance under the 2015 Plan as of the closing of the IPO. In addition, the number of shares of common stock available for issuance under the 2024 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2025 and ending on and including January 1, 2034 equal to the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Board. As of December 31, 2024, there were 2,385,140 shares available for grant under the 2024 Plan.

In addition, the Company had previously adopted the 2015 Stock Incentive Plan (the “2015 Plan”). As of December 31, 2024, there were 365,568 stock options outstanding and 46,463 unvested RSAs outstanding under the 2015 Plan. Upon the effective date of the 2024 Plan on August 12, 2024, there were no remaining shares available for grant under the 2015 Plan.

Restricted Stock Awards

There were no RSAs granted during the two years ended December 31, 2024. At December 31, 2024, the total estimated unrecognized compensation cost related to unvested service-based RSAs and unvested performance based RSAs was approximately $66,000 and $42,000, respectively. The unrecognized cost related for service-based RSAs is expected to be recognized over the remaining weighted average vesting period of 0.44 years. The unrecognized cost related to performance-based RSAs will be recognized ratably over the performance period based upon the probable number of shares expected to vest. During the years ended December 31, 2024 and 2023, there was no expense recorded for the outstanding performance-based RSAs.

The following summarizes our RSAs transaction activity for two years ended December 31, 2024:

	Restricted Common Stock Award Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2022	364,526	$2.23
Granted	–	$–
Vested	(195,496)	$2.24
Forfeited	–	$–
Unvested balance at December 31, 2023	169,030	$2.21
Granted	–	$–
Vested	(122,567)	$2.11
Forfeited	–	$–
Unvested balance at December 31, 2024	46,463	$2.48

Restricted Stock Units

Upon the closing of the IPO, we granted 544,111 RSUs to our president and chief executive officer pursuant to his employment agreement. At December 31, 2024, the total estimated unrecognized compensation cost related to unvested RSUs was approximately $4,026,000. This cost is expected to be recognized over the remaining weighted average vesting period of 1.24 years.

There were no RSUs granted or outstanding for the year ended December 31, 2023. The following summarizes our RSUs transaction activity for the year ended December 31, 2024:

	Restricted Common Stock Unit Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2023	–	$–
Granted	544,111	$9.15
Vested	–	$–
Forfeited	–	$–
Unvested balance at December 31, 2024	544,111	$9.15

Stock Options

The following summarizes our stock option transaction activity for the two years ended December 31, 2024:

	Number of Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	–	$–
Options granted	265,566	2.14
Options exercised	–	–
Options canceled and forfeited	–	–
Outstanding at December 31, 2023	265,566	$2.14
Options granted	542,751	7.13
Options exercised	–	–
Options canceled and forfeited	(27,778)	4.68
Outstanding at December 31, 2024	780,539	$5.52	9.07	$1,919,951
Vested and expected to vest as of December 31, 2024	780,539	$5.52	9.07	$1,919,951
Exercisable as of December 31, 2024	189,703	$2.90	8.15	$960,376

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2024 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of 2024. This amount changes based on the fair market value of the Company’s common stock.

As of December 31, 2024, total unrecognized stock-based compensation cost related to stock options was approximately $2,424,000. This cost is expected to be recognized over the weighted average remaining period of 1.61 years.

The following table provides the assumptions used in determining the estimated fair value of stock option awards granted during the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Weighted average expected volatility	92.54%	84.09%
Weighted average risk-free interest rate	3.75%	4.31%
Expected dividend yield	0.00%	0.00%
Weighted average expected term (in years)	5.72	5.47

The following table summarizes the stock-based compensation expense recorded in the accompanying consolidated statements of operations during the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Research and development	$147,533	$129,642
General and administrative	1,848,260	293,897
Total	$1,995,793	$423,539

The Company has not recognized and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance related to its net deferred tax assets.

11.       NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(27,285,328)	$(24,744,620)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	8,372,741	1,434,964

Net loss per share attributable to common stockholders, basic and diluted	$(3.26)	$(17.24)

The potential dilutive effect of Redeemable Convertible Preferred Stock and Related Party Convertible Notes outstanding during the periods were calculated using the if-converted method assuming the conversion of underlying instruments as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. The potential dilutive effect of outstanding stock options, unvested RSAs, unvested RSUs, and outstanding warrants during the period are calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive.

The number of whole shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect were as follows:

	As of December 31,
	2024	2023
Redeemable Convertible Preferred Stock	–	13,710,379
Options issued and outstanding	780,539	265,566
Unvested RSAs	46,463	169,027
Unvested RSUs	544,111	–
Warrants issued and outstanding	255,599	170,975
Total	1,626,712	14,315,947

12.        INCOME TAXES

The Company had no income tax expense due to operating losses incurred for the years ended December 31, 2024 and 2023. The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”), which requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance.

The provision (benefit) for income taxes for the years ended December 31, 2024 and 2023 is as follows:

	December 31,
	2024	2023
Current
Federal	$–	$–
State	800	–
Foreign	–	–
Total current	800	–

Deferred
Federal	(5,918,525)	(7,198,732)
State	(35,752)	(92,676)
Foreign	–	–
Change in valuation allowance	5,954,277	7,291,408
Total deferred	–	–

Income tax provision	$800	$–

The income tax provision is included in general and administrative expenses in the accompanying consolidated statements of operations. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of our deferred tax assets as of December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
Deferred tax assets (liabilities):
Capitalized R&D, net of amortization	$8,914,944	$6,800,091
Other	590,030	33,579
Net operating loss carryforwards	14,295,945	12,500,774
Research and development tax credits	13,908,401	12,420,431
Total deferred tax assets	37,709,320	31,754,875

Valuation allowance	(37,709,320)	(31,754,875)

Net deferred tax assets	$–	$–

The reconciliation of the effective income tax rate to the Federal statutory rate for the years ended December 31, 2024 and 2023 is as follows:

	December 31,
	2024		2023

Statutory federal income tax rate	21.00%		21.00%
Research and development tax credits	6.23%		9.45%
Other	(2.00%	)	(1.32%	)
Change in valuation allowance	(25.23%	)	(29.13%	)
Effective income tax rate	0.00%		0.00%

As of December 31, 2024 and 2023, the Company had gross federal income tax net operating loss (“NOL”) carryforwards of $67,858,056 and $59,443,749, respectively, and federal research tax credits of $13,908,401 and $12,420,431, respectively. Of the federal NOL carryforwards, $3,010,902 will expire beginning in 2035 and $64,847,154 has an indefinite life while the federal research tax credits will expire by 2044. In addition, the Company has state NOL carryovers of $319,752 that will carry forward indefinitely.

Utilization of U.S. net operating losses and tax credit carryforwards may be limited by “ownership change” rules, as defined in Sections 382 and 383 of the Code. Similar rules may apply under state tax laws. The Company has not conducted a study to date to assess whether a limitation would apply under Sections 382 and 383 of the Code as and when it starts utilizing its net operating losses and tax credits. The Company will continue to monitor activities in the future. In the event the Company previously experienced an ownership change, or should experience an ownership change in the future, the amount of net operating losses and research and development credit carryovers available in any taxable year could be limited and may expire unutilized.

Federal net operating losses incurred in tax years beginning before December 31, 2017, are subject to a 20 year carry forward period and net operating losses incurred after December 31, 2017, can be carried forward indefinitely but will be subjected to the 80% taxable income limitation. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion, or all, of the deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible.

Due to the uncertainty surrounding the realization of the benefits of its deferred assets, including NOL carryforwards, the Company has provided a 100% valuation allowance on its deferred tax assets at December 31, 2024 and 2023.

13.       RELATED PARTY TRANSACTIONS

On August 12, 2024, we issued to Bios Clinical Opportunity Fund, LP, a fund affiliated with a current member and a former member of the board of directors of the Company and a majority shareholder, a promissory note in the principal amount of $200,000 (“August Note”) in exchange for net proceeds of $200,000. The August Note accrued interest at a rate of 7% per annum and was due and payable on the earlier of (i) the closing of the IPO or (ii) August 16, 2024, as amended. The August Note was paid in full on August 14, 2024, including accrued interest thereon.

On February 20, 2024, March 27, 2024, and May 8, 2024, the Company issued convertible promissory notes in the amount of $3,000,000, $1,500,000, and $1,000,000, respectively, to Bios Clinical Opportunity Fund, LP (see Note 5).

During 2018, the Company entered into a master service agreement with Pacific BioPharma Logistics, Inc. (“PBL”) to provide clinical support related to the packaging, labeling, kitting, storage, distribution and inventory of the Company’s investigational products. Mr. Richard Kenley, Vice President of Manufacturing for the Company (but not an “executive officer” of the Company, as defined under Rule 3b-7 of the Securities Exchange Act of 1934, as amended), is an unpaid advisor for PBL and his spouse is a shareholder in PBL. During the years ended December 31, 2024 and 2023, we incurred $886,905 and $853,574, respectively, in services provided by PBL, which amounts are included in research and development expense in the accompanying consolidated statements of operations. As of December 31, 2024 and 2023, we had an outstanding balance owed to PBL of $51,540 and $52,206, respectively, which amounts are included in accounts payable in the accompanying consolidated balance sheets.

14.       SEGMENT REPORTING

The Company manages its operations as a single operating segment. which includes all activities related to the development and potential commercialization of novel therapies for the treatment of cancer, for the purposes of assessing performance and making operating decisions. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (“CODM”). The Company’s CODM is its President and Chief Executive Officer, who reviews and evaluates consolidated net income (loss) for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods.

In addition to the significant expense categories included within consolidated net income (loss) presented on the Company’s Consolidated Statements of Operations, see below for disaggregated amounts that comprise research and development expenses for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
External clinical trial expenses	$13,412,743	$13,986,355
Personnel and consulting expenses	3,158,993	3,675,373
CMC related costs	1,707,132	2,246,280
Preclinical and biomarker research	397,408	1,800,324

Total research and development expenses	$18,676,276	$21,708,332

In addition, the Company has a wholly-owned subsidiary, Actuate Therapeutics Limited, which is a dormant entity with no assets, liabilities or operations in any foreign countries.

15.       SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and transactions through the date these consolidated financial statements were issued, to ensure these financial statements include appropriate disclosure of events both recognized in the financial statements and events which occurred but were not recognized in the financial statements. The Company has concluded that no subsequent event has occurred that requires disclosure, except as described herein.

Executive Compensation

On March 10, 2025, the Compensation Committee of the Board recommended and the Board approved an increase in annual base compensation for Mr. Daniel Schmitt, our President and CEO, and Mr. Paul Lytle, our Chief Financial Officer, to $570,000 and $435,363, respectively, provided the Company receives at least $25 million in additional funding from one or more financings no later than December 31, 2025.

In addition, the executive officers will receive, with a grant date of April 1, 2025 and at an exercise price equal to the closing price of the Company’s common stock as of such date, stock option grants consisting of (1) one-time grants to reflect a catch-up of salary that would have been paid if such salary increases had taken effect on August 14, 2024, representing the IPO closing date, in the following amounts: Mr. Schmitt, 4,285 stock options; and Mr. Lytle, 1,900 stock options (the “Base Pay True Up Grants”); (2) one-time grants to reflect a catch-up grant, since no annual grants were made in 2024, in the following amounts: Mr. Schmitt, 200,000 stock options; Mr. Lytle, 39,999 stock options; and Dr. Mazar (our Chief Operating Officer), 110,346 stock options (the “Equity True Up Grants,” and together with the Base Pay True Up Grants, the “Special Option Grants”); and (3) annual grants in the following amounts: Mr. Schmitt, 66,503 stock options; Mr. Lytle, 49,394 stock options; and Dr. Mazar, 51,046 stock options (the “Annual Option Grants”). The Special Option Grants will vest as to 25% on August 14, 2025 with the remaining 75% vesting in equal monthly installments during the 36 months thereafter and the Annual Option Grants will vest as to 25% on the first anniversary of the grant date with the remaining 75% vesting in equal monthly installments during the 36 months following the first anniversary of the grant date.

Also, the Board approved to amend Mr. Lytle’s employment agreement (to align with similar provisions in each of Mr. Schmitt’s and Dr. Mazar’s agreements) to provide that in the event the Company is sold on or before December 31, 2026 for cash in a transaction valued at or above $29.56 per share (“Sale Transaction”), immediately prior to the consummation of such Sale Transaction, Mr. Lytle will also be granted shares of common stock under the stock incentive plan of the Company that is then in effect equal to that number of shares that would bring his total ownership (including the shares he owned prior to calculation of the shares to be granted in the sale transaction) to 2.0% of the issued and outstanding shares of common stock on the day immediately prior to the closing of such transaction on a fully diluted basis (subject to limits under the stock plan on the number of shares available for grant). The shares issued to Mr. Lytle in such transaction will be fully vested as of the date of grant. In addition, the Board also approved (1) an amendment to the employment agreement with Dr. Mazar to provide that the deadline by which the Company would need to complete a Sale Transaction for him to receive an additional equity award be extended from March 31, 2024 to December 31, 2026.

