Form 10-Q
period 2025-03-31
ACTUATE THERAPEUTICS, INC.
filed 2025-05-15
CIK 1652935

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

On May 14, 2025, 19,619,660 shares of common stock, $0.000001 par value per share, were outstanding.

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

RISK FACTOR SUMMARY

Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this section to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, are further described in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 13, 2025 and under the heading “Risk Factors” in this Report.

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

•	We have a limited operating history, have incurred significant operating losses and expect to incur significant operating losses for the foreseeable future. We have a high risk of never generating revenue or becoming profitable or, if we achieve profitability, it may not be sustained.
•	Our financial condition raises substantial doubt as to our ability to continue as a going concern.
•	We require substantial additional capital in the near term to finance our operations, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or other operations.
•	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates. In addition, any capital obtained by us may be obtained on terms that are unfavorable to us, our investors, or both.
•	Under the Committed Equity Facility (as defined below) with B. Riley Principal Capital II (“B. Riley”), it is not possible to predict the actual number of shares we will sell to B. Riley, or the actual gross proceeds resulting from those sales.

Risks Related to Clinical Development and Potential Regulatory Approval

•	We do not have, and may never have, any approved products on the market. Our business is highly dependent upon receiving approvals from various governmental agencies and will be severely harmed if we are not granted approval to manufacture and sell our product candidates.
•	We currently depend entirely on the success of elraglusib, which is our only product candidate. If we are unable to advance elraglusib in clinical development, obtain regulatory approval and ultimately commercialize elraglusib in a timely manner, our business will be materially harmed.
•	Even if we complete all planned clinical trials including a Phase 3 trial in the future, there is no guarantee that at the time of submission the FDA will accept our NDA.
•	Clinical and preclinical drug development involves a lengthy and expensive process with uncertain timelines and outcomes, and results of prior preclinical studies and early clinical trials are not necessarily predictive of future results. Elraglusib or any future product candidates may not achieve favorable results or receive regulatory approval on a timely basis, if at all.
•	We may not be successful in our efforts to advance elraglusib in additional indications. We may expend our limited resources to pursue a new product candidate or a particular indication for elraglusib and fail to capitalize on more profitable or successful alternatives.
•	Use of elraglusib or any future product candidates could be associated with side effects, adverse events or other properties or safety risks, which could delay or preclude regulatory approval, cause us to suspend or discontinue clinical trials, abandon elraglusib or any future product candidate, limit the commercial profile of an approved label or result in other significant negative consequences that could severely harm our business, financial condition, results of operations and prospects.
•	If we experience delays or difficulties in the enrollment of subjects to our clinical trials, our receipt of necessary regulatory approvals could be delayed or otherwise adversely affected.
•	Interim, topline, and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

Risks Related to Our Reliance on Third Parties

•	The termination of third-party licenses could adversely affect our rights to important technologies.
•	Our current elraglusib drug substance (“DS”) manufacturer is in China, and it is unknown how current or future geopolitical relationships with China may affect our ability to obtain DS, increase our costs, delay clinical trials and potential regulatory approval, and adversely impact our financial condition.
•	Unfavorable tariffs could increase the cost of drug substance of elraglusib used in clinical trials and potential commercialization, if approved, which could adversely affect our business, financial condition or results of operations.
•	We rely on third parties to conduct our non-clinical studies and clinical trials. If these parties do not successfully carry out their duties or meet deadlines, we may be unable to obtain regulatory approval for or commercialize our product candidates and adversely affect our financial condition.
•	Data provided by collaborators and other parties upon which we rely have not been independently verified and could turn out to be inaccurate, misleading, or incomplete.

Risks Related to Commercialization of Elraglusib and any Future Product Candidates

•	We have a limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our prospects and likelihood of success.
•	Our business is highly dependent on the success of our lead product candidate, elraglusib, and any other future product candidates that we advance into clinical development, all of which will require significant additional development before we can seek regulatory approval for and launch a product commercially.

Risks Related to Our Intellectual Property

•	We may not be able to enforce our intellectual property rights throughout the world.
•	If we and our third-party licensors do not obtain and preserve protection for key intellectual property rights, our competitors may be able to take advantage of our development efforts.
•	If we fail to comply with our license, collaboration or other intellectual property-related agreements, we may incur damages and could lose rights that may be necessary for developing, commercializing and protecting our current or future technologies or drug candidates or granting sublicenses.

Risks Related to Our Business Operations and Industry

•	If we lose key management leadership, and/or scientific personnel, and if we cannot recruit qualified employees or other significant personnel, we may experience program delays and increased compensation costs, and our business may be materially disrupted.
•	Competition and technological change may make our product candidates less competitive or obsolete. We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
•	Our anticipated operating expenses and capital expenditures are based upon our management’s estimates of possible future events. Actual amounts could differ materially from those estimated.

Risks Associated to our Common Stock

•	Concentration of ownership by our principal stockholders limits the ability of others to influence the outcome of director elections and other transactions requiring stockholder approval, creates the potential for conflicts of interest, may negatively impact our stock price and may deter or prevent efforts by others to acquire us, preventing our stockholders from realizing a control premium.
•	Current and new investors will experience dilution due to future sales or issuances of our common stock.
•	The trading price of the shares of our common stock could be highly volatile regardless of our operating performance, and purchasers of our common stock could incur substantial losses.
•	Numerous shares may now be sold into the open market upon expiry of the IPO lock-up in February 2025. Substantial sales of shares could cause the price of our common stock to decline.
•	Sales of a substantial number of our securities in the public market by our existing stockholders under the Committed Equity Facility with B. Riley could cause the price of our shares of common stock to fall.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Actuate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,889,405	$8,641,622
Prepaid assets and other current assets	359,159	566,278
Total current assets	4,248,564	9,207,900
Deferred offering costs and other assets	234,475	110,548
Total assets	$4,483,039	$9,318,448

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,644,349	$1,921,189
Other accrued expenses	5,200,762	5,921,908
Accrued compensation	1,237,886	888,449
Accrued interest, current	70,957	70,957
Total current liabilities	9,153,954	8,802,503

Long term liabilities:
Accrued interest, less current portion	11,831	6,768
License payable	404,991	404,991
Total long-term liabilities	416,822	411,759

Total liabilities	9,570,776	9,214,262

Commitments and contingencies (Note 5)

Stockholders’ equity (deficit):
Preferred stock, $0.000001 par value; 10,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock: $0.000001 par value, 200,000,000 shares authorized, 19,531,636 shares issued and outstanding	20	20
Additional paid-in capital	133,609,116	132,484,015
Accumulated deficit	(138,696,873)	(132,379,849)
Total stockholders’ equity (deficit)	(5,087,737)	104,186
Total liabilities and stockholders’ equity (deficit)	$4,483,039	$9,318,448

See accompanying notes to unaudited condensed consolidated financial statements.

Actuate Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$3,220,319	$6,860,430
General and administrative	3,145,265	912,824
Total operating expenses	6,365,584	7,773,254

Loss from operations	(6,365,584)	(7,773,254)

Other income (expense):
Change in estimated fair value of warrant liability	–	(32,515)
Loss on issuance of related party convertible notes payable at fair value	–	(200,000)
Change in estimated fair value of related party convertible notes payable	–	(300,000)
Interest expense	(5,063)	(5,076)
Interest income	53,623	14,786
Total other income (expense), net	48,560	(522,805)

Net loss	$(6,317,024)	$(8,296,059)

Weighted-average shares of common stock outstanding, basic and diluted	19,497,731	1,535,167
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(5.40)

See accompanying notes to unaudited condensed consolidated financial statements.

Actuate Therapeutics, Inc.

Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

For the Three Months Ended March 31, 2025

	Redeemable Convertible						Total
	Preferred Stock		Common Stock		Additional		Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balances, January 1, 2025	–	$–	19,531,636	$20	$132,484,015	$(132,379,849)	$104,186
Stock-based compensation expense	–	–	–	–	1,125,101	–	1,125,101
Net loss	–	–	–	–	–	(6,317,024)	(6,317,024)
Balances, March 31, 2025	–	$–	19,531,636	$20	$133,609,116	$(138,696,873)	$(5,087,737)

For the Three Months Ended March 31, 2024

	Redeemable Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, January 1, 2024	24,678,355	$94,178,404	1,690,760	$2	$5,468,006	$(105,094,521)	$(99,626,513)
Stock-based compensation expense	–	–	–	–	148,206	–	148,206
Net loss	–	–	–	–	–	(8,296,059)	(8,296,059)
Balances, March 31, 2024	24,678,355	$94,178,404	1,690,760	$2	$5,616,212	$(113,390,580)	$(107,774,366)

See accompanying notes to unaudited condensed consolidated financial statements.

Actuate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating Activities:
Net loss	$(6,317,024)	$(8,296,059)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,125,101	148,206
Change in estimated fair value of warrant liability	–	32,515
Loss on issuance of related party convertible notes payable at fair value	–	200,000
Change in estimated fair value of related party convertible notes payable	–	300,000
Interest accrued on license payable	5,063	5,076
Changes in operating assets and liabilities:
Prepaid assets and other current assets	207,119	(82,867)
Other assets	110,548	–
Accounts payable	622,162	483,703
Accrued compensation	349,437	–
Other accrued expenses	(721,146)	1,961,844
Net cash used in operating activities	(4,618,740)	(5,247,582)

Financing Activities:
Proceeds from issuances of related party convertible notes payable	–	4,500,000
Deferred offering costs	(133,477)	(142,770)
Net cash provided by (used in) financing activities	(133,477)	4,357,230

Net change in cash and cash equivalents	(4,752,217)	(890,352)
Cash and cash equivalents, beginning of period	8,641,622	2,958,659
Cash and cash equivalents, end of period	$3,889,405	$2,068,307

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$800	$–

Supplemental Schedule of Noncash Financing Activities:
Deferred offering costs, unpaid and accrued	$100,998	$367,732

See accompanying notes to unaudited condensed consolidated financial statements.

Actuate Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2025 (unaudited)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2025.

Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Going Concern and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2025, the Company had cash and cash equivalents of $3,889,405 and a working capital deficit of $4,905,390. The Company has not generated any revenue and has incurred recurring operating losses since inception. The Company expects to continue to incur losses for the foreseeable future and therefore, the Company’s ability to continue its operations is highly dependent on its ability to raise additional capital in the near term to fund its future operations.

Management anticipates, based on currently proposed plans and assumptions, that our cash and cash equivalents on hand will not satisfy the Company’s operational and capital requirements beyond the second quarter of fiscal year 2025. As the Company continues to pursue its business plan, it expects to finance its operations through equity offerings, debt financings, or other capital sources.

On March 27, 2025, the Company entered into a common stock purchase agreement (the “Committed Equity Facility”) with B. Riley Principal Capital II (“B. Riley”) giving the Company the right, but not the obligation, to sell to B. Riley over a 36-month period up to the lesser of (i)$50 million of newly issued shares of our common stock and (ii) 3,904,374 shares of the Company’s common stock (see Note 7). The price per share of common stock sold to B. Riley is determined by reference to the volume weighted average price of the Company’s common stock as defined within the Committed Equity Facility less a 3% discount, subject to certain limitations and conditions. The total net proceeds that the Company will receive under the Committed Equity Facility will depend on the frequency and prices at which the Company sells common stock to B. Riley. However, there can be no assurance that the Company will be able to raise sufficient proceeds under the Committed Equity Facility or any additional financing will be available to the Company on acceptable terms, if at all. In addition, our ability to raise additional capital may be adversely impacted by global economic conditions, disruptions to, and volatility in, the financial markets in the United States and worldwide. If events or circumstances occur such that the Company does not obtain additional funding, it may be necessary to significantly reduce its scope of operations to reduce the current rate of spending through actions such as the need to delay, limit, reduce, grant rights to develop or terminate its product development or even cease operations, which could have a material adverse effect on the Company’s business, results of operations or financial condition. Based on the above matters, we have concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern for a year from the date these unaudited condensed consolidated financial statements were issued.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in the audited financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2025. Since the date of such audited consolidated financial statements, there have been no changes to the Company’s significant accounting policies, except as noted below.

Principles of Consolidation

The consolidated financial statements include the accounts of Actuate Therapeutics, Inc. and its wholly owned subsidiary, Actuate Therapeutics Limited. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions, and judgements that affect the reported amounts of assets, liabilities, expenses, and related disclosures in the accompanying notes. The Company bases its estimates, assumptions and judgements on historical experience when available and on various factors that it believes to be reasonable under the circumstances as of the date of the accompanying unaudited condensed consolidated financial statements including stock-based compensation expense and accrued expenses (including accrued expenses related to research and development (“R&D”) as described below), and the recoverability of the Company’s net deferred tax assets and related valuation allowance. In addition, other factors may affect estimates, including the expected business and operational changes, the sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Actual results could differ materially from the estimates and assumptions used in the preparation of the accompanying unaudited condensed consolidated financial statements under different assumptions or conditions.

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

The Company reviews the fair value hierarchy classification at each reporting date. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the periods presented.

Deferred Offering Costs

The Company capitalized as deferred offering costs all direct and incremental legal, professional, accounting and other third-party fees incurred in connection with the Company’s equity offerings. Deferred offering costs will be offset against offering proceeds upon the completion of an offering or during the offering period as proceeds are received on a pro rata basis. In the event that an offering is abandoned, deferred offering costs will be expensed in the period of abandonment in the unaudited condensed consolidated statement of operations.

Comprehensive Loss

There were no differences between net loss and comprehensive loss presented in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024.

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, Redeemable Convertible Preferred Stock, convertible notes payable, warrants to purchase Redeemable Convertible Preferred Stock, outstanding warrants, unvested RSAs, and outstanding stock options and RSUs are considered to be potentially dilutive securities when outstanding (see Note 10). As of August 14, 2024, Redeemable Convertible Preferred Stock, convertible notes payable, warrants to purchase Redeemable Convertible Preferred Stock were no longer outstanding, and therefore were no longer considered to be potentially dilutive securities during the quarter ended March 31, 2025.

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

Recently Issued Accounting Standards Not Yet Adopted

Accounting standards not listed below were assessed and determined not to be applicable or are expected to have minimal impact on the Company’s unaudited condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance includes the requirement that public business entities, on an annual basis, disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). It also requires that all entities disclose, on an annual basis, the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5% of total income taxes paid (net of refunds received) and requires that all entities disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. Lastly, the guidance eliminates the requirement for all entities to disclose the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months or make a statement that an estimate of the range cannot be made. For public business entities, the guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The guidance should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the impact that this guidance may have on its consolidated financial statements for the year ended December 31, 2025.

3.        FAIR VALUE MEASUREMENTS

As of March 31, 2025 and December 31, 2024, there were no financial assets or liabilities carried at fair value which were not equivalent to cost.

4.        OTHER ACCRUED EXPENSES

Other accrued expenses as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
Accrued clinical trial costs	$4,796,265	$5,483,846
Other accrued expenses	404,497	438,062
Total other accrued expenses	$5,200,762	$5,921,908

5.       COMMITMENTS AND CONTINGENCIES

Operating Lease

On December 1, 2024, the Company rented office space on a month-to-month basis with no long-term commitment, representing a short-term lease. As a result, the Company has elected to apply the short-term lease exemption to its office lease and therefore has not recorded a right of use (“ROU”) asset and related lease liability in accordance with ASC 842, “Leases” (“ASC 842”). Rent expense recorded during the three months ended March 31, 2025 was $12,600, which amount is included in general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations.

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

6.        LICENSES AND AGREEMENTS

UIC License Agreement

On April 6, 2015, the Company entered into an Exclusive License Agreement with Equity (the “UIC License Agreement”) with The Board of Trustees of the University of Illinois (“UIC”), whereby, UIC granted the Company (a) an exclusive, nontransferable license, with the right to sublicense under UIC’s rights in the Patent Rights (as defined in the UIC License Agreement), and (b) a non-exclusive, non-transferable license, with the right to sublicense, to use UIC’s rights in the Technical Information (as defined in the UIC License Agreement) within the Territory and the Field as each such term is defined in the UIC License Agreement. In consideration of the license granted under the UIC License Agreement, the Company agreed to pay UIC (i) development milestones of up to $1.25 million, of which, up to $0.25 million is due upon the progress of clinical trials and $1.0 million is due upon the initiation of commercial sales, (ii) annual minimum royalty payments of $5,000 beginning on the third anniversary year of the UIC License Agreement and increasing to $15,000 in year four, $35,000 in year five, and $50,000 in year six and each year thereafter, (iii) royalty on net sales for product covered under the Patent Rights in the low single digits with a 50% reduction in royalties for products solely utilizing Technical Information, (iv) a declining percentage of sublicensing revenue based on the escalating stage of development upon a sublicensing event, and (v) the reimbursement of all patent and related expenses incurred by UIC covering the Patent Rights. For the three months ended March 31, 2025 and 2024, the Company incurred minimum royalties and other reimbursable expenses to UIC in the aggregate amount of $8,103 and $0, respectively, which amounts were included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

In addition, the Company entered into a sublicense and collaboration agreement dated August 28, 2017 with an unrelated entity that was covered under the UIC License Agreement, which sublicense agreement was later terminated on January 31, 2018. Under the UIC License Agreement, the Company owed UIC a certain percentage of amounts received under the sublicense agreement in the amount of $449,990. The Company paid UIC 10% of the sublicense fees in the amount of $44,999 and the remaining unpaid balance of $404,991 (“Deferred Amount”) was originally due and payable to UIC in two installments: 50% due and payable on the one-year anniversary from the first commercial sale and 50% due on the second-year anniversary from the first commercial sale. The Deferred Amount is treated as debt and continues to accrue interest at a rate of five percent (5%) per annum, representing the prime rate as of the date of the agreement plus 1%. On July 16, 2024, the Company and UIC entered an amendment to the UIC License Agreement (“UIC Amendment”). Pursuant to the UIC Amendment, accrued interest is due and payable in two installments: (i) 50% was due within 30 days following the closing of the Company’s initial public offering (“IPO”) on August 14, 2024; and (ii) 50% is due within 30 days following the first anniversary of the closing of the IPO. Thereafter, interest will be paid annually within 30 days following the second anniversary of the closing of the IPO and annually thereafter. In addition, the UIC Amendment provides for payment of the Deferred Amount and any accrued interest thereon upon the sooner of (i) termination of the UIC License Agreement by the Company, (ii) the Company ceases development of the licensed UIC technology, (iii) the Company consummates a Change in Control (as defined in the UIC License Agreement), (iv) the Company sublicenses the licensed technology or the developed product, (v) the one-year anniversary following approval of a NDA of a licensed product, or (vii) the Company executes a partnership agreement with any entity resulting in the payment to us above a specified milestone amount or the Company secures cumulative financing equal to or exceeding $200 million. In addition, the UIC Amendment provides that to the extent the Company secures equity financing equal to or exceeding $85 million through its IPO or otherwise, 50% of the Deferred Amount is due and payable within 30 days. The remaining 50% of the Deferred Amount shall be due and payable upon the first to occur of any of the events noted above in clauses (i) through (vii). Finally, the UIC Amendment provides that for as long as the Company or a sublicensee is selling the licensed product, the Company will pay all consideration provided for in the original UIC License Agreement and described above until the last to expire market exclusivity date, the period of which for all products in a jurisdiction will not exceed a total of seven (7) years beginning with the date regulatory approval is granted for the first licensed product in the jurisdiction, and such obligation will survive termination of the UIC License Agreement.

As of March 31, 2025, interest payable to UIC was $82,788, of which, $70,957 is classified as current and $11,831 is classified as non-current. As of December 31, 2024, interest payable to UIC was $77,725, of which, $70,957 was classified as current and $6,768 is classified as non-current, which amounts are included in the accompanying unaudited condensed consolidated balance sheets.

7.        STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized and Issued Capital

The Company’s authorized capital consists of 200,000,000 shares of common stock, $0.000001 par value per share, and 10,000,000 shares of preferred stock, $0.000001 par value per share. As of March 31, 2025 and December 31, 2024, there were 19,531,636 shares of common stock issued and outstanding. There were no shares of preferred stock outstanding as of March 31, 2025 and December 31, 2024.

Committed Equity Facility

On March 27, 2025, the Company entered into a Committed Equity Facility with B. Riley giving the Company the right, but not the obligation, to sell to B. Riley over a 36-month period up to the lesser of (i) $50 million of newly issued shares of our common stock and (ii) 3,904,374 shares of the Company’s common stock. The price per share of common stock sold to B. Riley is determined by reference to the volume weighted-average price of the Company’s common stock as defined within the Committed Equity Facility less a 3% discount, subject to certain limitations and conditions. The total net proceeds that the Company will receive under the Committed Equity Facility will depend on the frequency and prices at which the Company sells common stock to B. Riley.

Upon the initial satisfaction of the conditions to B. Riley’s obligation to purchase shares under the Committed Equity Facility, including that a registration statement registering the resale by B. Riley of the shares of common stock under the Securities Act of 1933, as amended (the “Securities Act”) is declared effective by the SEC and a final prospectus relating thereto is filed with the SEC, we will have the right, but not the obligation, from time to time at our sole discretion, to deliver one or more notices to direct B. Riley to purchase a specified number of shares of common stock on any trading day, not to exceed the lesser of: (i) 1,000,000 shares of common stock and (ii) up to 50.0% of the total aggregate number (or volume) of shares of our common stock traded on Nasdaq during the applicable trading day, provided the closing sale price of our common stock on Nasdaq on the trading day immediately prior to such purchase date is not less than $1.00.

In addition, we will not sell, and B. Riley will not purchase any shares pursuant to the Committed Equity Facility, which, when aggregated with all other shares of common stock then beneficially owned by B. Riley and its affiliates, would result in the beneficial ownership by B. Riley and its affiliates of more than 4.99% of our outstanding voting power or shares of common stock.

Moreover, under the applicable Nasdaq rules, in no event may we issue to B. Riley more than 3,904,374 shares of common stock (representing 19.99% of the shares of common stock outstanding immediately prior to the execution of the Committed Equity Facility) unless (i) we obtain stockholder approval in accordance with applicable Nasdaq rules, or (ii) the average price per share paid by B. Riley for all of the shares of common stock that we direct B. Riley to purchase from us pursuant to the Committed Equity Facility equals or exceeds $7.56 per share (representing the lower of (a) the official closing price of our common stock on Nasdaq immediately preceding the execution of the Committed Equity Facility and (b) the average official closing price of our Common Stock on Nasdaq for the five consecutive trading days immediately preceding the execution of the Committed Equity Facility, as adjusted to take into account the payment of the Cash Commitment Fee (as defined below) to B. Riley).

As consideration for B. Riley’s commitment to purchase shares of common stock at the Company’s direction, the Company agreed to pay B. Riley a cash commitment fee in the amount of up to $500,000 (the “Cash Commitment Fee”), which represents 1.0% of B. Riley’s $50,000,000 total aggregate purchase commitment under the Committed Equity Facility. The Cash Commitment Fee will be earned and paid by withholding cash amounts equal to 10% of the total aggregate purchase price payable by B. Riley to the Company in connection with each purchase effected under the Committed Equity Facility, until such time as B. Riley shall have earned and received from such cash withholdings a total aggregate amount in cash equal to $500,000.

In addition, the Company has agreed to reimburse B. Riley for the reasonable legal fees and disbursements of B. Riley’s legal counsel and other expenses in an amount not to exceed $125,000 in addition to $5,000 per fiscal quarter during the term of the Committed Equity Facility.

We have the right to terminate the Committed Equity Facility at any time, at no cost or penalty, upon ten (10) trading days’ prior written notice to B. Riley. In addition, there are no restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages under the Committed Equity Facility, other than a prohibition (with certain limited exceptions) on entering into specified variable rate transactions, as defined.

As of March 31, 2025, there have been no sales to B. Riley under the Committed Equity Facility (see Note 13).

Reserved Shares

As of March 31, 2025, the Company reserved the following shares of common stock for issuance upon the (i) exercise of outstanding warrants, (ii) issuance of shares reserved under the Committed Equity Facility, (iii) exercise of issued and outstanding stock option awards and restricted stock unit awards, and (v) to reserve the remaining shares available for grant under the 2024 Stock Incentive Plan (“2024 Plan”):

March 31, 2025
Warrants issued and outstanding to purchase common stock	255,599
Shares of common stock reserved under the Committed Equity Facility	3,904,374
Stock option awards issued and outstanding	860,539
Restricted stock unit awards issued and outstanding	584,111
Shares reserved for issuance under the 2024 Plan	3,241,721
Total	8,846,344

8.       WARRANTS

As of March 31, 2025, the following warrants to purchase up to 255,599 shares of common stock were outstanding:

	Warrants Outstanding	Exercise Price per Share	Expiry Date
Warrants issued under IPO	161,000	$10.00	August 12, 2027
Warrants originally issued in conjunction with Series B Redeemable Convertible Preferred Stock	76,376	$10.55	August 13, 2026
Warrants originally issued in conjunction with Series C Redeemable Convertible Preferred Stock	18,223	$9.42	August 13, 2026
Total	255,599

9.        EQUITY COMPENSATION PLANS

Stock Incentive Plans

In connection with the Company’s IPO, our board of directors adopted and our stockholders approved our 2024 Stock Incentive Plan (the “2024 Plan”), which became effective on August 12, 2024, the effective date of the registration statement for the Company’s IPO. The purpose of the 2024 Plan is to enhance the Company’s ability to attract, retain and motivate individuals by providing these individuals with equity ownership and incentive opportunities. All of the Company’s employees, as well as all of the Company’s non-employee directors and other consultants, advisors and other persons who provide services to the Company are eligible to receive incentive awards under the 2024 Plan, including stock options grants, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and other awards. Up to 3,316,444 shares of common stock were originally reserved for future issuance under the 2024 Plan. In addition, the number of shares of common stock available for issuance under the 2024 Plan is subject to an automatic annual increase on the first day of each calendar year beginning on January 1, 2025 and ending on and including January 1, 2034 equal to the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as may be determined by the Board. Effective January 1, 2025, the number of shares of common stock reserved for issuance under the 2024 Plan increased by 976,581 under clause (i). As of March 31, 2025, there were 3,241,721 shares available for grant under the 2024 Plan.

In addition, the Company had previously adopted the 2015 Stock Incentive Plan (the “2015 Plan”). As of March 31, 2025, there were 365,568 stock options outstanding and 25,192 unvested RSAs outstanding under the 2015 Plan. On the effective date of the 2024 Plan, there were no remaining shares available for grant under the 2015 Plan.

Restricted Stock Awards

There were no RSAs granted during the three months ended March 31, 2025. At March 31, 2025, the total estimated unrecognized compensation cost related to unvested service-based RSAs and unvested performance based RSAs was approximately $27,000 and $42,000, respectively. The unrecognized cost related to service-based RSAs is expected to be recognized over the remaining weighted average vesting period of 0.68 years. The unrecognized cost related to performance-based RSAs will be recognized ratably over the performance period based upon the probable number of shares expected to vest. As of March 31, 2025, there was no expense recorded for the outstanding performance-based RSAs.

The following summarizes our RSAs transaction activity for three months ended March 31, 2025:

	Restricted Common Stock Award Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2024	46,463	$2.48
Granted	–	$–
Vested	(21,271)	$2.11
Forfeited	–	$–
Unvested balance at March 31, 2025	25,192	$2.80

Restricted Stock Units

At March 31, 2025, the total estimated unrecognized compensation cost related to unvested RSUs was approximately $3,724,000. This cost is expected to be recognized over the remaining weighted average vesting period of 1.07 years.

The following summarizes our RSUs transaction activity for the three months ended March 31, 2025:

	Restricted Common Stock Unit Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2024	544,111	$9.15
Granted	40,000	$9.68
Vested	–	$–
Forfeited	–	$–
Unvested balance at March 31, 2025	584,111	$9.19

Stock Options

The following summarizes our stock option transaction activity for the three months ended March 31, 2025:

	Number of Stock Options	Grant Date Weighted Average Exercise Price
Outstanding at December 31, 2024	780,539	$5.52
Options granted	80,000	$8.87
Options exercised	–	$–
Options canceled and forfeited	–	$–
Outstanding at March 31, 2025	860,539	$5.83

As of March 31, 2025, total unrecognized stock-based compensation cost related to stock options was approximately $2,594,000. This cost is expected to be recognized over the weighted average remaining period of 1.54 years.

The following table provides the assumptions used in determining the estimated fair value of stock option awards granted during the three months ended March 31, 2025:

Three Months Ended March 31, 2025
Expected volatility	100.98%
Risk-free interest rate	4.39%
Expected dividend yield	0.00%
Expected term (in years)	5.69

The following table summarizes the stock-based compensation expense recorded in the accompanying unaudited condensed consolidated statements of operations during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Research and development	$128,926	$72,948
General and administrative	996,175	75,258
Total	$1,125,101	$148,206

The Company has not recognized and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance related to its net deferred tax assets.

10.        Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(6,317,024)	$(8,296,059)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	19,497,731	1,535,167

Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(5.40)

The potential dilutive effect of Redeemable Convertible Preferred Stock and Related Party Convertible Notes Payable outstanding during the three months ended March 31, 2024 was calculated using the if-converted method assuming the conversion of underlying instruments as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. The potential dilutive effect of outstanding stock options, unvested RSAs, unvested RSUs, and outstanding warrants during the period are calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive.

The number of whole shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect were as follows:

	March 31,
	2025	2024
Redeemable Convertible Preferred Stock	–	13,710,379
Related Party Convertible Notes Payable to purchase redeemable convertible preferred stock	–	576,475
Options issued and outstanding	860,539	393,346
Unvested RSAs	25,192	138,385
Unvested RSUs	584,111	–
Warrants issued and outstanding	255,599	170,975
Total	1,725,441	14,989,560

11.       RELATED PARTY TRANSACTIONS

During 2018, the Company entered into a master service agreement with Pacific BioPharma Logistics, Inc. (“PBL”) to provide clinical support related to the packaging, labeling, kitting, storage, distribution and inventory of the Company’s investigational products. Mr. Richard Kenley, Vice President of Manufacturing for the Company (but not an “executive officer” of the Company, as defined under Rule 3b-7 of the Securities Exchange Act of 1934, as amended), is an unpaid advisor for PBL and his spouse is a shareholder in PBL. During the three months ended March 31, 2025 and 2024, we incurred $168,271 and $371,423, respectively, in services provided by PBL, which amounts are included in research and development expense in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2025 and December 31, 2024, we had an outstanding balance owed to PBL of $81,973 and $51,540, respectively, which amounts are included in accounts payable in the accompanying unaudited condensed consolidated balance sheets.

12.       SEGMENT REPORTING

The Company manages its operations as a single operating segment, which includes all activities related to the development and potential commercialization of novel therapies for the treatment of cancer, for the purposes of assessing performance and making operating decisions. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (“CODM”). The Company’s CODM is its President and Chief Executive Officer, who reviews and evaluates consolidated net income (loss) for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods.

In addition to the significant expense categories included within consolidated net income (loss) presented on the Company’s unaudited condensed consolidated statements of operations, see below for disaggregated amounts that comprise research and development expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
External clinical trial expenses	$1,834,371	$5,098,162
Personnel and consulting expenses	856,693	868,974
Chemistry Manufacturing & Control (“CMC”) related costs	436,854	588,506
Preclinical and biomarker research	92,401	304,788

Total research and development expenses	$3,220,319	$6,860,430

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

Awards Granted under the 2024 Plan

During April 2025, the Company granted to certain of its employees and consultants stock options to purchase an aggregate of 839,880 shares of our common stock at an exercise price of $6.70 per share and awarded to certain consultants 200,000 RSUs under the Company’s 2024 Plan.

Committed Equity Facility

Subsequent to March 31, 2025 and through May 14, 2025, the Company issued 72,082 shares of common stock to B. Riley under the Committed Equity Facility (see Note 7) in exchange for net proceeds of approximately $597,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Actuate Therapeutics, Inc. included in Part I Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report” or “Report”) and with our audited consolidated financial statements and the related notes thereto for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2025.

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

We have incurred significant operating losses and negative cash flows from operations since our inception. Our net losses were $27,285,328 and $24,744,620 for the years ended December 31, 2024 and 2023, respectively, and $6,317,024 and $8,296,059 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $138,696,873. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses in the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for, and potentially commercialize elraglusib, and potentially seek to discover and develop additional product candidates, utilize third parties to manufacture elraglusib, hire additional personnel, expand and protect our intellectual property, and incur additional costs associated with being a public company. If we obtain regulatory approval for elraglusib, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution.

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

As of March 31, 2025, we had cash and cash equivalents of $3,889,405. Based on our current operating plan, we estimate that our existing cash and cash equivalents as of the date of this Report will not satisfy the Company’s operational and capital requirements beyond the second quarter of fiscal year 2025.

Also, we will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for elraglusib or any future product candidates, which we expect will take a number of years and may never occur. As a result, we need substantial additional funding to support our continuing operations and pursue our business strategy. Until such time we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity offerings, debt financings, or other capital sources, including potential future collaborations, licenses, and other similar arrangements. As we seek additional financing in the near term, we may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements or arrangements as, and when needed, we may delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, or even cease operations.

Recent Developments

Committed Equity Facility

On March 27, 2025, the Company entered into a common stock purchase agreement (the “Committed Equity Facility”) with B. Riley Principal Capital II (“B. Riley”) giving the Company the right, but not the obligation, to sell to B. Riley over a 36-month period up to the lesser of (i) $50 million of newly issued shares of our common stock and (ii) 3,904,374 shares of the Company’s common stock (see Note 8 to the accompanying unaudited consolidated financial statements). The price per share of common stock sold to B. Riley is determined by reference to the volume weighted average price of the Company’s common stock as defined within the Committed Equity Facility less a 3% discount, subject to certain limitations and conditions. The total net proceeds that the Company will receive under the Committed Equity Facility will depend on the frequency and prices at which the Company sells common stock to B. Riley. However, there can be no assurance that the Company will be able to raise sufficient proceeds under the Committed Equity Facility or any additional financing will be available to the Company on acceptable terms, if at all.

Components of Our Results of Operations

Our operating expenses consist of (i) research and development expenses and (ii) general and administrative expenses.

Research and Development Expenses

Research and development expenses consist primarily of external and internal costs incurred in performing clinical and preclinical development activities. Our external research and development costs primarily consists of the cost incurred under agreements with hospitals to treat and monitor patients enrolled in our clinical trials, contract research organizations (“CRO”) and contract manufacturers, consultants and other third parties to conduct and support our clinical trials and preclinical studies. Our internal research and development costs primarily include research and development personnel-related expenses such as employee compensation, employer taxes, group insurance benefits, and stock-based compensation.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related expenses such as employee compensation, benefits, and stock-based compensation, for our personnel in executive and other administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters and professional fees paid for accounting, auditing, consulting and tax services, as well as other costs such as insurance costs, board of director fees, investor and public relations, and travel expenses.

We anticipate our general and administrative expenses will increase in the future as we expand our operations, including increasing our headcount to support our continued research and development activities and preparing for later-stage clinical trials and potential commercialization of elraglusib. We also anticipate we will continue to incur increased accounting, audit, legal, regulatory, compliance, director and officer insurance, and investor and public relations expenses associated with operating as a public company.

Other Income (Expense)

Change in Fair Value of Warrant Liability

The Company previously had outstanding warrants that required liability classification. The warrants were recorded at fair value upon issuance and were subject to remeasurement to fair value at each balance sheet date, with any changes in fair value recognized in other income (expense), net. The warrant liabilities were remeasured upon the closing of the Company’s initial public offering (“IPO”) and marked to market to its fair value before being reclassified to equity.

Loss on Issuance of Related Party Convertible Notes Payable; Change in Estimated Fair Value of Related Party Convertible Notes Payable

Upon issuance of certain notes payable, we elected to apply the fair value option in accordance with Accounting Standards Codification (“ASC”) 825, Financial Instruments. In certain circumstances, the estimated fair value at issuance may be greater than the principal amount at issuance. The fair value of these notes payable was estimated at each reporting period while outstanding. These notes payable were converted into common stock upon the closing of the IPO in August 2024.

Interest Expense

Interest expense represents interest owed to UIC under our license agreement with UIC, whereby UIC agreed to defer amounts owed to UIC under a former sublicense agreement in the amount of $404,991.

Interest Income

Interest income represents interest earned on our cash and cash equivalents at the then prevailing market rates.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024:

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change
Operating expenses:
Research and development	$3,220,319	$6,860,430	$(3,640,111)
General and administrative	3,145,265	912,824	2,232,441
Total operating expenses	6,365,584	7,773,254	(1,407,670)
Loss from operations	(6,365,584)	(7,773,254)	1,407,670
Other income (expense):
Change in estimated fair value of warrant liability	–	(32,515)	32,515
Loss on issuance of related party convertible notes payable at fair value	–	(200,000)	200,000
Change in estimated fair value of related party convertible notes payable	–	(300,000)	300,000
Interest expense	(5,063)	(5,076)	13
Interest income	53,623	14,786	38,837
Total other income (expense), net	48,560	(522,805)	571,365
Net loss	$(6,317,024)	$(8,296,059)	$1,979,035

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change
External clinical trial expenses	$1,834,371	$5,098,162	$(3,263,791)
Personnel and consulting expenses	856,693	868,974	(12,281)
CMC related costs	436,854	588,506	(151,652)
Preclinical and biomarker research	92,401	304,788	(212,387)

Total research and development expenses	$3,220,319	$6,860,430	$(3,640,111)

The decrease in research and development expenses of $3,640,111 for the three months ended March 31, 2025 compared to the same prior year period was primarily due to (i) a decrease in external clinical trial expenses of $3,263,791 mostly related to lower patient fees and CRO costs associated with fewer patients on study during the current period related to the randomized Phase 2 mPDAC trial (Actuate-1801 Part 3B), (ii) a decrease in preclinical and biomarker studies in the current period of $212,387 due to fewer contracted studies in the current period, and (iii) a decrease of $151,652 in Chemistry Manufacturing & Control (“CMC”) related costs primarily due to the timing of drug product manufacturing to support ongoing and planned clinical trials.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change
Personnel-related expenses	$1,627,331	$400,300	$1,227,031
Professional and consulting fees	922,328	500,356	421,972
Other expenses	595,606	12,168	583,438

Total general and administrative expenses	$3,145,265	$912,824	$2,232,441

The increase in general and administrative expenses of $2,232,441 for the three months ended March 31, 2025 compared to the same prior year period was primarily due to (i) an increase in personnel-related expenses of $1,227,031 mostly due to an increase in non-cash stock-based compensation expense of $920,917 related to awards granted to employees, non-employee members of the board of directors, and consultants of the Company combined with an increase in payroll and related expenses of $306,114 primarily related to the hiring of the Company’s chief financial officer in June 2024, a current period increase in base salaries for certain administrative employees and an increase in bonus expense, (ii) an increase in other expenses of $583,438 primarily due to an increase in the cost of directors and officer insurance, board fees, investor relation fees, and other public company expenses, and (iii) an increase in professional and consulting fees of $421,972 primarily related to increased general corporate legal fees associated with operating as a public company during the current quarter combined with an increase in consulting fees associated with finance and accounting support.

Other Income (Expense)

Other income (expense), net, for the three months ended March 31, 2025 and 2024 is comprised of the following:

•	Change in fair value of warrant liability — During the three months ended March 31, 2024, we recognized an increase in fair value of the warrant liability of $32,515 based on the estimated fair value of warrant liability using the Black-Scholes valuation model at March 31, 2024, which amount is included in other income (expense) in the accompanying unaudited condensed consolidated financial statements. As of December 31, 2024, there were no Redeemable Convertible Preferred Stock Warrants outstanding and no related warrant liability.

•	Loss on issuance of related party convertible notes payable at fair value — The loss on issuance of the Related Party Convertible Notes Payable of $200,000 for the three months ended March 31, 2024 represents the difference between the estimated fair value of the Related Party Convertible Notes Payable on the issuance date and the principal amount on the issuance date based on the valuation assumptions.

•	Change in estimated fair value of Related Party Convertible Notes Payable — The change in the estimated fair value of the Related Party Convertible Notes Payable of $300,000 for the three months ended March 31, 2024 represents the difference between the estimated fair value at issuance and the estimated fair value at March 31, 2024.

•	Interest expense — Interest expense for the three months ended March 31, 2025 and 2024 represents interest accrued on amounts owed under a license agreement with UIC, whereby UIC agreed to defer amounts payable to UIC under a former sublicense agreement in the amount of $404,991 in exchange for an interest-bearing license payable.

•	Interest income — Interest income for the three months ended March 31, 2025 and 2024 represents interest earned on cash and cash equivalents based on the prevailing market rates. The increase in interest income for the three months ended March 31, 2025 compared to the same prior year period is primarily due to a higher average cash balance on hand compared to the same prior year period.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We expect to incur significant expenses and operating losses in the foreseeable future as we advance the clinical development of elraglusib and any future product candidates. As of March 31, 2025, we had cash and cash equivalents of $3,889,405.

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

Based on our current operating plan, we estimate that our existing cash and cash equivalents as of the date of this Quarterly Report will not satisfy the Company’s operational and capital requirements beyond the second quarter of fiscal year 2025.

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

On March 27, 2025, we entered into a Committed Equity Facility with B. Riley giving us the right, but not the obligation, to sell to B. Riley over a 36-month period up to the lesser of (i) $50 million of newly issued shares of our common stock and (ii) 3,904,374 shares of the Company’s common stock (see Note 7 to the accompanying unaudited condensed consolidated financial statements). The price per share of common stock sold to B. Riley is determined by reference to the volume weighted average price of the Company’s common stock as defined within the Committed Equity Facility less a 3% discount, subject to certain limitations and conditions. The total net proceeds that we will receive under the Committed Equity Facility will depend on the frequency and prices at which the Company sells common stock to B. Riley. However, there can be no assurance that we will be able to raise sufficient proceeds under the Committed Equity Facility or any additional financing will be available to us on acceptable terms, if at all. In addition, our ability to raise additional capital may be adversely impacted by global economic conditions, disruptions to, and volatility in, the financial markets in the United States and worldwide. If events or circumstances occur such that the Company does not obtain additional funding, it may be necessary to significantly reduce its scope of operations to reduce the current rate of spending through actions such as the need to delay, limit, reduce or terminate its product development, which could have a material adverse effect on the Company’s business, results of operations or financial condition.

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

Cash Flow Summary

The following table provides a summary of our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(4,618,740)	$(5,247,582)
Net cash provided by (used in) financing activities	(133,477)	4,357,230
Net change in cash and cash equivalents	$(4,752,217)	$(890,352)

Cash Flows From Operating Activities

Three Months Ended March 31, 2025 — Net cash used in operating activities for the three months ended March 31, 2025 consisted of our net loss of $6,317,024, which amount was offset by (i) non-cash stock-based compensation expense of $1,125,101, (ii) an increase in accrued interest on license payable of $5,063, and (iii) cash provided by a net change in operating assets and liabilities of $568,120.

Three Months Ended March 31, 2024 — Net cash used in operating activities for the three months ended March 31, 2024 consisted of our net loss of $8,296,059, which amount was offset by (i) non-cash stock-based compensation expense of $148,206, (ii) a non-cash increase in the fair value of our warrant liability of $32,515, (iii) a loss on issuance of related party convertible notes payable at fair value of $200,000, (iv) the change in estimated fair value of related party convertible notes payable of $300,000 at March 31, 2024, (v) an increase in accrued interest on license payable of $5,076, and (vi) cash provided by a net change in operating assets and liabilities of $2,362,680.

Cash Flows From Financing Activities

Three Months Ended March 31, 2025 — During the three months ended March 31, 2025, net cash used in financing activities consisted of deferred offering costs paid during the current period related to the Company’s Committed Equity Facility entered into on March 27, 2025.

Three Months Ended March 31, 2024 — During the three months ended March 31, 2024, net cash provided by financing activities consisted of net proceeds received from the issuance of the Related Party Convertible Notes Payable of $4,500,000, which amount was offset by deferred offering costs paid during the period in the amount of $142,770 associated with this offering. The deferred offering costs were offset against the proceeds upon the consummation of this offering.

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

While our significant accounting policies are described in more detail in Note 2 to the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, we believe the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Research and Development Expenses and Related Accrued Expenses

In accordance with authoritative guidance, the Company charges research and development costs to operations as incurred. Research and development expenses consist primarily of personnel and related costs, external costs of outside vendors engaged in clinical trial activities, contract manufacturers, consultants and other third parties to conduct and support our clinical trials and preclinical studies.

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

Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred

Stock-Based Compensation

We periodically grant equity-based payment awards in the form of restricted common stock awards (“RSAs”), restricted stock units (“RSUs”), and stock options to employees, directors, consultants and non-employees and record stock-based compensation expense for awards of stock-based payments based on their estimated fair value at the grant date.

The estimated fair value of service-based RSAs and RSAs are measured at the grant date based on the estimated fair market value of the Company’s common stock on the date of grant and is recognized as expense over the requisite service period, which is generally the awards’ vesting period. The estimated fair value of performance-based RSAs is measured at the grant date based on the estimated fair value of shares expected to be earned at the end of the performance period and is recognized as expense ratably over the performance period based upon the probable number of shares expected to vest.

We account for the grant of stock options based on the estimated fair value of the underlying option using the Black-Scholes valuation model on the date of grant and recognized as expense in the consolidated statement of operations on a straight-line basis over the requisite service period, which is the vesting period. The Black-Scholes valuation model requires the input of subjective assumptions, including expected volatility, expected dividend yield, expected term, risk-free rate of return and the estimated fair value of the underlying common stock on the date of grant. Prior to the IPO, we regularly engaged a third-party valuation specialist to assist with estimates related to the valuation of the Company’s common stock. Post IPO, the fair value of our common stock is determined based on the closing price of our common stock as reported on the date of grant on the primary stock exchange on which our common stock is traded.

We classify stock-based compensation expense in the unaudited condensed consolidated statements of operations in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified. We recognize forfeitures related to stock-based compensation awards as they occur. We expect to continue to grant equity-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recent Accounting Pronouncements

A description of recently issued accounting standards that may potentially impact our financial position, results of operations, and cash flows is included in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 13, 2025, and in Note 2 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2025, included elsewhere in this Quarterly Report.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of March 31, 2025, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

PART II- OTHER INFORMATION

Item 1.	Legal Proceedings

Information pertaining to legal proceedings is provided in Note 5 - Commitments and Contingencies, to the unaudited condensed consolidated financial statements and is incorporated by reference herein.

Item 1A.	Risk Factors

RISK FACTORS

Investing in our common stock involves a high degree of risk. Before you decide to invest in our common stock, you should carefully consider all the information within this Quarterly Report, including the information contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in our condensed consolidated financial statements and the related notes contained in Part I, Item 1 within this Quarterly Report. In addition, you should carefully consider the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 13, 2025 (“Annual Report”), as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, results of operations, financial condition, liquidity, and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, results of operations, financial condition, and prospects.

Other than set forth below, there have been no material changes to our risk factors disclosed in Part I, Item 1A, of our Annual Report.

Risks Related to Our Financial Condition and Capital Requirements

Our financial condition raises substantial doubt as to our ability to continue as a going concern.

As of March 31, 2025, we had $3,889,405 in cash and cash equivalents and working capital deficit of $4,905,390. Based on our current operating plan, we estimate that our existing cash and cash equivalents as of the date of this Report will not satisfy the Company’s operational and capital requirements beyond the second quarter of fiscal year 2025.

We have incurred and expect to continue to incur significant costs in the development of our sole drug candidate, elraglusib. Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; however, our current liabilities exceed our assets as of March 31, 2025. To date, we have not generated product revenues from our activities and have incurred substantial operating losses. We expect that we will continue to generate substantial operating losses for the foreseeable future, if and until, we are able complete development and potentially receive approval of our product candidate. We expect to continue to fund our operations primarily through utilization of our current financial resources and we will require additional funding of capital in the near term.

These conditions raise substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm included in its audit opinion for the year ended December 31, 2024 an explanatory paragraph that there is substantial doubt as to our ability to continue as a going concern. We plan to address these conditions by raising funds from public or private offerings of equity or debt securities and other funding sources, which may include our Committed Equity Facility. However, there can be no assurance that such funding will be available to us, or will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives. If we are unable to raise capital in the near term or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts, or even curtail or cease operations.

In addition, the reaction of investors to the inclusion of a going concern statement by our auditors and our potential inability to continue as a going concern may materially adversely affect our ability to raise new capital or enter into partnerships. The perception that we may not be able to continue as a going concern may also make it more difficult to operate our business due to concerns about our ability to meet our contractual obligations. If we become unable to continue as a going concern, we may have to liquidate our assets and the value we receive for our assets in liquidation or dissolution could be significantly lower than the value reflected in our unaudited condensed consolidated financial statements, and it is likely that investors will lose all or a part of their investment.

We will require substantial additional capital to finance our operations in the near term, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or curtail or cease operations.

The development of biopharmaceutical product candidates, including conducting preclinical studies and clinical trials, is a very time-consuming, capital-intensive and uncertain process. Our operations have consumed substantial amounts of cash since inception. We expect our expenses to substantially increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned clinical trials of elraglusib and potentially seek regulatory approval for elraglusib and any future product candidates we may develop. In addition, if we are able to progress elraglusib through development and commercialization, which we may never do, we expect to be required to make milestone and royalty payments pursuant to various license or collaboration agreements with third parties. If we obtain regulatory approval for elraglusib or any future product candidates, which may never occur, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales, and distribution. Because the outcome of any clinical trial or preclinical study is highly uncertain, we cannot reliably estimate the actual amount of capital necessary to successfully complete the development and commercialization of elraglusib or any future product candidates. Furthermore, we incur additional costs associated with operating as a public company.

Based on our current operating plan, we believe that our existing cash and cash equivalents will not be sufficient to fund our operations beyond the second quarter of fiscal year 2025.

Our estimates and assumptions regarding our operating costs may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned.

Our existing capital will not be sufficient to complete development of elraglusib in any form, or any future product candidates, and we require substantial capital in order to advance elraglusib and any future product candidates through clinical trials, regulatory approval and commercialization. Accordingly, we will need to obtain substantial additional funding in the near term, and expect that such funding requirements will be in addition to any proceeds resulting from the sale of shares under the Committed Equity Facility, in connection with our continuing operations. Our ability to raise additional funds may be adversely impacted by global economic conditions, disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, and diminished liquidity and credit availability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. We expect to finance our cash needs through public or private equity or debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop elraglusib or any future product candidates.

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

Accordingly, in the near term, we intend to seek and will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all, including as a result of financial and credit market deterioration or instability, market-wide liquidity shortages, geopolitical events or otherwise. If we are unable to raise capital in the near term or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts, or even curtail or cease operations. Even if we secure necessary financing in the near term, we expect to continue to require substantial funding as the timing for and ability to generate sufficient funds from operations will remain uncertain until such time as we are able to progress elraglusib through development and potential commercialization.

Risks Related to Our Reliance on Third Parties

Unfavorable tariffs could increase the cost of drug substance of elraglusib used in clinical trials and potential commercialization, if approved, which could adversely affect our business, financial condition or results of operations.

We rely upon a single company located in China to manufacture the drug substance (“DS”) for our sole product candidate, elraglusib. The U.S. government has made statements and taken certain actions that may lead to changes in U.S. and international trade policies towards China and other countries. It remains unclear what additional actions, if any, will be taken by the U.S. or other governments with respect to international trade agreements, the imposition of tariffs on our dug substance imported into the United States, tax policy related to international commerce, or other trade matters. We are monitoring changes and developments in international trade policy and assessing the potential impact of these and other trade policy changes on our business operations.

If any new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if the U.S. government, or other governments take retaliatory trade actions due to the recent trade tensions, including U.S.-China trade tensions, such changes could have an adverse effect on our financial condition and results of operations.

Risks Related to the Committed Equity Facility

It is not possible to predict the actual number of shares we will sell under the Committed Equity Facility to B. or the actual gross proceeds resulting from those sales.

On March 27, 2025, we entered into the Committed Equity Facility with B. Riley, pursuant to which B. Riley has committed to purchase up to $50,000,000 of shares of our common stock, subject to certain limitations and conditions set forth in the Committed Equity Facility. The shares of our common stock that may be issued under the Committed Equity Facility may be sold by us to B. Riley at our discretion from time to time for a period of up to 36 months (unless the Committed Equity Facility is earlier terminated) beginning on the Commencement Date.

We have the right to control the timing and amount of any sales of our shares of common stock to B. Riley under the Committed Equity Facility. Sales of our common stock to B. Riley under the Committed Equity Facility will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to B. Riley all, some or none of the shares of our common stock that may be available for us to sell to B. Riley pursuant to the Committed Equity Facility.

Because the per share purchase price that B. Riley will pay for shares that we may elect to sell pursuant to the Committed Equity Facility will be determined by reference to the daily volume weighted average price, as defined (“VWAP”) on the applicable purchase date, it is not possible for us to predict the number of shares of common stock that we will sell to B. Riley under the Committed Equity Facility, the purchase price per share that B. Riley will pay for shares purchased from us under the Committed Equity Facility, or the aggregate gross proceeds that we will receive from those purchases by B. Riley under the Committed Equity Facility.

Although the Committed Equity Facility provides that we may sell up to an aggregate of $50,000,000 of our common stock to B. Riley, only 3,904,374 shares of our common stock were registered under the Securities Act for resale by B. Riley under the registration statement on Form S-1. If it becomes necessary for us to issue and sell to B. Riley under the Committed Equity Facility more than the 3,904,374 shares in order to receive aggregate gross proceeds equal to $50,000,000 under the Committed Equity Facility, we must first (i) obtain stockholder approval to issue shares of common stock in excess of the 3,904,374, if applicable, in accordance with applicable Nasdaq rules and (ii) file with the SEC one or more additional registration statements to register under the Securities Act the resale by B. Riley any such additional shares of our common stock we wish to sell from time to time under the Committed Equity Facility, which the SEC must declare effective, in each case before we may elect to sell any additional shares of our common stock to B. Riley under the Committed Equity Facility. Any issuance and sale by us under the Committed Equity Facility of a substantial number of shares of common stock in addition to the 3,904,374 shares of common stock registered for resale by B. Riley could cause additional substantial additional dilution to our stockholders. The number of shares of common stock ultimately offered for resale by B. Riley is dependent upon the number of shares of common stock we elect to sell to B. Riley under the Committed Equity Facility.

Investors who buy shares at different times will likely pay different prices.

Pursuant to the Committed Equity Facility, we will have discretion, subject to market demand, to vary the timing, prices, and numbers of shares sold to B. Riley. If and when we do elect to sell shares of our common stock to B. Riley pursuant to the Committed Equity Facility, after B. Riley has acquired such shares, B. Riley may resell all, some or none of such shares at any time or from time to time in its discretion and at different prices. As a result, investors who purchase shares from B. Riley will likely pay different prices for those shares, and so may experience different levels of dilution, and in some cases substantial dilution, and different outcomes in their investment results. Investors may experience a decline in the value of the shares they purchase from B. Riley as a result of future sales made by us to B. Riley at prices lower than the prices such investors paid for their shares previously. In addition, if we sell a substantial number of shares to B. Riley under the Committed Equity Facility, or if investors expect that we will do so, the actual sales of shares or the mere existence of our arrangement with B. Riley may make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect such sales.

Our management team will have broad discretion over the use of the net proceeds from our sale of shares of common stock to B. Riley and you may not agree with how we use the proceeds and the proceeds may not be invested successfully.

Our management team will have broad discretion as to the use of the net proceeds from our sale of shares of common stock to B. Riley under the Committed Equity Facility and we could use such proceeds for purposes other than those initially contemplated. Accordingly, you will be relying on the judgment of our management team with regard to the use of those net proceeds, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. It is possible that, pending their use, we may invest those net proceeds in a way that does not yield a favorable, or any, return for us. The failure of our management team to use such funds effectively could have a material adverse effect on our business, financial condition, operating results and cash flows.

Sales of a substantial number of our securities in the public market by our existing stockholders could cause the price of our shares of common stock to fall.

B. Riley can resell up to 3,904,374 shares of common stock that we may, in our sole discretion, elect to sell to B. Riley from time to time during the term of the Committed Equity Facility. If all of the 3,904,374 shares offered for resale by B. Riley were issued and outstanding as of March 31, 2025, such shares would represent approximately 16.7% of the total number of outstanding shares of common stock as of March 31, 2025. Sales of a substantial number of our shares of common stock in the public market by B. Riley and/or by our other existing stockholders, or the perception that those sales might occur, could depress the market price of our shares of common stock and could impair our ability to raise capital through the sale of additional equity securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Exhibit No.	Description

10.1	Securities Purchase Agreement, dated March 27, 2025, by and between Actuate Therapeutics, Inc. and B. Riley Principal Capital II, LLC (incorporated by reference from our Current Report on Form 8-K as filed on March 28, 2025)
10.2	Registration Rights Agreement, dated March 27, 2025, by and between Actuate Therapeutics, Inc. and B. Riley Principal Capital II, LLC (incorporated by reference from our Current Report on Form 8-K as filed on March 28, 2025)
10.3*+	Tenth Amendment to Employment Agreement by and between Daniel Schmitt and the Registrant dated March 11, 2025
10.4*+	First Amendment to Employment Agreement by and between Andrew P. Mazar, Ph.D. and the Registrant dated March 11, 2025
10.5*+	First Amendment to Employment Agreement by and between Paul Lytle and the Registrant dated March 11, 2025
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*	Filed herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2025	ACTUATE THERAPEUTICS, INC. /s/ Daniel Schmitt Daniel Schmitt. President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: May 15, 2025	ACTUATE THERAPEUTICS, INC. /s/ Paul Lytle Paul Lytle. Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

