Form 10-Q
period 2025-06-30
ACTUATE THERAPEUTICS, INC.
filed 2025-08-14
CIK 1652935

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

On August 13, 2025, 20,745,187 shares of common stock, $0.000001 par value per share, were outstanding.

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

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

•	We have a limited operating history, have incurred significant operating losses and expect to incur significant operating losses for the foreseeable future. We have a high risk of never generating revenue or becoming profitable or, if we achieve profitability, it may not be sustained.
•	Our financial condition raises substantial doubt as to our ability to continue as a going concern.
•	We require substantial additional capital in the near term to finance our operations, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or other operations.
•	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates. In addition, any capital obtained by us may be obtained on terms that are unfavorable to us, our investors, or both.
•	Under the Committed Equity Facility (as defined below) with B. Riley Principal Capital II (“B. Riley”), it is not possible to predict the actual number of shares we will sell to B. Riley, or the actual gross proceeds resulting from those sales.

Risks Related to Clinical Development and Potential Regulatory Approval

•	We do not have, and may never have, any approved products on the market. Our business is highly dependent upon receiving approvals from various governmental agencies and will be severely harmed if we are not granted approval to manufacture and sell our product candidates.
•	We currently depend entirely on the success of elraglusib, which is our only product candidate. If we are unable to advance elraglusib in clinical development, obtain regulatory approval and ultimately commercialize elraglusib in a timely manner, our business will be materially harmed.
•	Even if we complete all planned clinical trials including a Phase 3 trial in the future, there is no guarantee that at the time of submission the FDA will accept our NDA.
•	Clinical and preclinical drug development involves a lengthy and expensive process with uncertain timelines and outcomes, and results of prior preclinical studies and early clinical trials are not necessarily predictive of future results. Elraglusib or any future product candidates may not achieve favorable results or receive regulatory approval on a timely basis, if at all.
•	We may not be successful in our efforts to advance elraglusib in additional indications. We may expend our limited resources to pursue a new product candidate or a particular indication for elraglusib and fail to capitalize on more profitable or successful alternatives.
•	Use of elraglusib or any future product candidates could be associated with side effects, adverse events or other properties or safety risks, which could delay or preclude regulatory approval, cause us to suspend or discontinue clinical trials, abandon elraglusib or any future product candidate, limit the commercial profile of an approved label or result in other significant negative consequences that could severely harm our business, financial condition, results of operations and prospects.
•	If we experience delays or difficulties in the enrollment of subjects to our clinical trials, our receipt of necessary regulatory approvals could be delayed or otherwise adversely affected.
•	Interim, topline, and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

Risks Related to Our Reliance on Third Parties

•	The termination of third-party licenses could adversely affect our rights to important technologies.
•	Our current elraglusib drug substance (“DS”) manufacturer is in China, and it is unknown how current or future geopolitical relationships with China may affect our ability to obtain DS, increase our costs, delay clinical trials and potential regulatory approval, and adversely impact our financial condition.
•	Unfavorable tariffs could increase the cost of DS of elraglusib used in clinical trials and potential commercialization, if approved, which could adversely affect our business, financial condition or results of operations.
•	We rely on third parties to conduct our non-clinical studies and clinical trials. If these parties do not successfully carry out their duties or meet deadlines, we may be unable to obtain regulatory approval for or commercialize our product candidates and adversely affect our financial condition.
•	Data provided by collaborators and other parties upon which we rely have not been independently verified and could turn out to be inaccurate, misleading or incomplete.

Risks Related to Commercialization of Elraglusib and any Future Product Candidates

•	We have a limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our prospects and likelihood of success.
•	Our business is highly dependent on the success of our sole product candidate, elraglusib and any other future product candidates that we advance into clinical development, all of which will require significant additional development before we can seek regulatory approval for and launch a product commercially.

Risks Related to Our Intellectual Property

•	We may not be able to enforce our intellectual property rights throughout the world.
•	If we and our third-party licensors do not obtain and preserve protection for key intellectual property rights, our competitors may be able to take advantage of our development efforts.
•	If we fail to comply with our license, collaboration or other intellectual property-related agreements, we may incur damages and could lose rights that may be necessary for developing, commercializing and protecting our current or future technologies or drug candidates or granting sublicenses.

Risks Related to Our Business Operations and Industry

•	If we lose key management leadership, and/or scientific personnel, and if we cannot recruit qualified employees or other significant personnel, we may experience program delays and increased compensation costs, and our business may be materially disrupted.
•	Competition and technological change may make our product candidates less competitive or obsolete. We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
•	Our anticipated operating expenses and capital expenditures are based upon our management’s estimates of possible future events. Actual amounts could differ materially from those estimated.

Risks Associated to our Common Stock

•	Concentration of ownership by our principal stockholders limits the ability of others to influence the outcome of director elections and other transactions requiring stockholder approval, creates the potential for conflicts of interest, may negatively impact our stock price and may deter or prevent efforts by others to acquire us, preventing our stockholders from realizing a control premium.
•	Current and new investors will experience dilution due to future sales or issuances of our common stock.
•	The trading price of the shares of our common stock could be highly volatile regardless of our operating performance, and purchasers of our common stock could incur substantial losses.
•	Numerous shares may now be sold into the open market upon expiry of the IPO lock-up in February 2025. Substantial sales of shares could cause the price of our common stock to decline.
•	Sales of a substantial number of our securities in the public market by our existing stockholders under the Committed Equity Facility with B. Riley or through the registration for resale of the shares sold or underlying warrants issued in our June 2025 Private Placement (as defined below) of common stock and warrants could cause the price of our shares of common stock to fall.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Actuate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$6,492,656	$8,641,622
Prepaid assets and other current assets	195,903	566,278
Total current assets	6,688,559	9,207,900
Deferred offering costs and other assets	280,342	110,548
Total assets	$6,968,901	$9,318,448

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,171,015	$1,921,189
Other accrued expenses	4,570,631	5,921,908
Accrued compensation	1,388,118	888,449
Accrued interest, current	70,957	70,957
Total current liabilities	9,200,721	8,802,503

Long term liabilities:
Accrued interest, less current portion	16,893	6,768
License payable	404,991	404,991
Total long-term liabilities	421,884	411,759

Total liabilities	9,622,605	9,214,262

Commitments and contingencies (Note 5)

Stockholders’ equity (deficit):
Preferred stock, $0.000001 par value; 10,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock: $0.000001 par value, 200,000,000 shares authorized, 20,470,504 and 19,531,636 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	20	20
Additional paid-in capital	141,992,554	132,484,015
Accumulated deficit	(144,646,278)	(132,379,849)
Total stockholders’ equity (deficit)	(2,653,704)	104,186
Total liabilities and stockholders’ equity (deficit)	$6,968,901	$9,318,448

See accompanying notes to unaudited condensed consolidated financial statements.

Actuate Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$2,764,805	$4,372,805	$5,985,124	$11,233,235
General and administrative	3,204,072	1,062,644	6,349,337	1,975,468
Total operating expenses	5,968,877	5,435,449	12,334,461	13,208,703

Loss from operations	(5,968,877)	(5,435,449)	(12,334,461)	(13,208,703)

Other income (expense):
Change in estimated fair value of warrant liability	–	(240,339)	–	(272,854)
Loss on issuance of related party convertible notes payable at fair value	–	(200,000)	–	(400,000)
Change in estimated fair value of related party convertible notes payable	–	(700,000)	–	(1,000,000)
Interest expense	(5,062)	(5,076)	(10,125)	(10,152)
Interest income	24,534	8,645	78,157	23,431
Total other income (expense), net	19,472	(1,136,770)	68,032	(1,659,575)

Net loss	$(5,949,405)	$(6,572,219)	$(12,266,429)	$(14,868,278)

Weighted-average shares of common stock outstanding, basic and diluted	19,646,475	1,565,777	19,572,564	1,550,456
Net loss per share attributable to common stockholders, basic and diluted	$(0.30)	$(4.20)	$(0.63)	$(9.59)

See accompanying notes to unaudited condensed consolidated financial statements.

Actuate Therapeutics, Inc.

Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

For the Six Months Ended June 30, 2025

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances, January 1, 2025	–	$–	19,531,636	$20	$132,484,015	$(132,379,849)	$104,186
Stock-based compensation expense	–	–	–	–	1,125,101	–	1,125,101
Net loss	–	–	–	–	–	(6,317,024)	(6,317,024)
Balances, March 31, 2025	–	–	19,531,636	20	133,609,116	(138,696,873)	(5,087,737)

Issuance of shares under June 2025 Private Placement, net of issuance costs of $43,933	–	–	666,497	–	4,621,546	–	4,621,546
Issuance of shares under Committed Equity Facility, net of issuance costs of $343,848	–	–	256,429	–	2,148,506	–	2,148,506
Exercise of stock option awards	–	–	15,942	–	34,115	–	34,115
Stock-based compensation expense	–	–	–	–	1,579,271	–	1,579,271
Net loss	–	–	–	–	–	(5,949,405)	(5,949,405)
Balances, June 30, 2025	–	$–	20,470,504	$20	$141,992,554	$(144,646,278)	$(2,653,704)

For the Six Months Ended June 30, 2024

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances, January 1, 2024	24,678,355	$94,178,404	1,690,760	$2	$5,468,006	$(105,094,521)	$(99,626,513)
Stock-based compensation expense	–	–	–	–	148,206	–	148,206
Net loss	–	–	–	–	–	(8,296,059)	(8,296,059)
Balances, March 31, 2024	24,678,355	94,178,404	1,690,760	2	5,616,212	(113,390,580)	(107,774,366)

Stock-based compensation expense	–	–	–	–	90,019	–	90,019
Net loss	–	–	–	–	–	(6,572,219)	(6,572,219)
Balances, June 30, 2024	24,678,355	$94,178,404	1,690,760	$2	$5,706,231	$(119,962,799)	$(114,256,566)

See accompanying notes to unaudited condensed consolidated financial statements.

Actuate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating Activities:
Net loss	$(12,266,429)	$(14,868,278)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,704,372	238,225
Change in estimated fair value of warrant liability	–	272,854
Loss on issuance of related party convertible notes payable at fair value	–	400,000
Change in estimated fair value of related party convertible notes payable	–	1,000,000
Interest accrued on license payable	10,125	10,152
Changes in operating assets and liabilities:
Prepaid assets and other current assets	370,375	(161,071)
Other assets	110,548	–
Accounts payable	1,130,116	2,412,458
Accrued compensation	499,669	–
Other accrued expenses	(1,351,277)	2,774,440
Net cash used in operating activities	(8,792,501)	(7,921,220)

Financing Activities:
Proceeds from issuance of shares of common stock under June 2025 Private Placement, net of issuance costs of $43,933	4,621,546	–
Proceeds from issuance of shares of common stock under the Committed Equity Facility, net of issuance costs of $343,848	2,163,100	–
Proceeds from the exercise of stock options	34,115	–
Proceeds from issuances of related party convertible notes payable	–	5,500,000
Deferred offering costs	(175,226)	(185,730)
Net cash provided by financing activities	6,643,535	5,314,270

Net change in cash and cash equivalents	(2,148,966)	(2,606,950)
Cash and cash equivalents, beginning of period	8,641,622	2,958,659
Cash and cash equivalents, end of period	$6,492,656	$351,709

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$800	$–

Supplemental Schedule of Noncash Financing Activities:
Deferred offering costs, unpaid and accrued	$119,710	$995,409
Deferred offering costs charged against Committed Equity Facility	$14,594	$–

See accompanying notes to unaudited condensed consolidated financial statements.

Actuate Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three and Six Months Ended June 30, 2025 (unaudited)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2025.

Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Going Concern and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2025, the Company had cash and cash equivalents of $6,492,656 and a working capital deficit of $2,512,162. The Company has not generated any revenue and has incurred recurring operating losses since inception. The Company expects to continue to incur losses for the foreseeable future and therefore, the Company’s ability to continue its operations is highly dependent on its ability to raise additional capital in the near term to fund its future operations.

On March 27, 2025, the Company entered into a common stock purchase agreement (the “Committed Equity Facility”) with B. Riley Principal Capital II (“B. Riley”) giving the Company the right, but not the obligation, to sell to B. Riley over a 36-month period up to the lesser of (i) $50 million of newly issued shares of our common stock and (ii) 3,904,374 shares of the Company’s common stock (see Note 7). The price per share of common stock sold to B. Riley is determined by reference to the volume weighted average price of the Company’s common stock as defined within the Committed Equity Facility less a 3% discount, subject to certain limitations and conditions. The total net proceeds that the Company will receive under the Committed Equity Facility will depend on the frequency and prices at which the Company sells common stock to B. Riley. During the three months ended June 30, 2025, the Company received net proceeds of $2,148,506 in exchange for 256,429 shares of common stock sold under the Committed Equity Facility (see Note 7). However, there can be no assurance that the Company will be able to raise sufficient proceeds in the future under the Committed Equity Facility or any additional financing will be available to the Company on acceptable terms, if at all.

On June 25, 2025, the Company entered into a securities purchase agreement for a private placement of common stock and warrants with certain institutional and accredited investors, which closed on June 27, 2025 (the “June 2025 Private Placement”). Upon closing, the Company received aggregate net proceeds of $4,621,546 (see Note 7).

Management anticipates, based on currently proposed plans and assumptions, that our cash and cash equivalents on hand will not satisfy the Company’s operational and capital requirements beyond October, 2025. As the Company continues to execute its business plan, it plans to seek financing for its operations through equity offerings, debt financings, or other capital sources. Our ability to raise additional capital may be adversely impacted by business conditions, global economic conditions, disruptions to, and volatility in, the financial markets in the United States and worldwide, among other matters, and we may not obtain this necessary capital when needed on acceptable terms, or at all. If events or circumstances occur such that the Company does not obtain additional funding, it may be necessary to significantly reduce our scope of operations to reduce the current rate of spending through actions such as the need to delay, limit, reduce, grant rights to develop or terminate its product development or even cease operations, which could have a material adverse effect on the Company’s business, results of operations or financial condition. Based on the above matters, we have concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern for a year from the date these unaudited condensed consolidated financial statements were issued.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in the audited financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2025. Since the date of such audited consolidated financial statements, there have been no changes to the Company’s significant accounting policies.

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

Comprehensive Loss

There were no differences between net loss and comprehensive loss presented in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024.

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, Redeemable Convertible Preferred Stock, convertible notes payable, warrants to purchase Redeemable Convertible Preferred Stock, outstanding warrants, unvested RSAs, and outstanding stock options and RSUs are considered to be potentially dilutive securities when outstanding (see Note 10). As of August 14, 2024, Redeemable Convertible Preferred Stock, convertible notes payable, warrants to purchase Redeemable Convertible Preferred Stock were no longer outstanding, and therefore were no longer considered to be potentially dilutive securities during the three and six months ended June 30, 2025.

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

3.        FAIR VALUE MEASUREMENTS

As of June 30, 2025 and December 31, 2024, there were no financial assets or liabilities carried at fair value which were not equivalent to cost.

4.        OTHER ACCRUED EXPENSES

Other accrued expenses as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Accrued clinical trial costs	$4,333,859	$5,483,846
Other accrued expenses	236,772	438,062
Total other accrued expenses	$4,570,631	$5,921,908

5.       COMMITMENTS AND CONTINGENCIES

Operating Lease

On December 1, 2024, the Company rented office space on a month-to-month basis with no long-term commitment, representing a short-term lease. As a result, the Company has elected to apply the short-term lease exemption to its office lease and therefore has not recorded a right of use (“ROU”) asset and related lease liability in accordance with ASC 842, Leases (“ASC 842”). Rent expense recorded during the three and six months ended June 30, 2025 was $12,800 and $25,400, respectively, which amounts were included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

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

6.        LICENSES AND AGREEMENTS

UIC License Agreement

On April 6, 2015, the Company entered into an Exclusive License Agreement with Equity (the “UIC License Agreement”) with The Board of Trustees of the University of Illinois (“UIC”), whereby, UIC granted the Company (a) an exclusive, nontransferable license, with the right to sublicense under UIC’s rights in the Patent Rights (as defined in the UIC License Agreement), and (b) a non-exclusive, non-transferable license, with the right to sublicense, to use UIC’s rights in the Technical Information (as defined in the UIC License Agreement) within the Territory and the Field as each such term is defined in the UIC License Agreement. In consideration of the license granted under the UIC License Agreement, the Company agreed to pay UIC (i) development milestones of up to $1.25 million, of which, up to $0.25 million is due upon the progress of clinical trials and $1.0 million is due upon the initiation of commercial sales, (ii) annual minimum royalty payments of $5,000 beginning on the third anniversary year of the UIC License Agreement and increasing to $15,000 in year four, $35,000 in year five, and $50,000 in year six and each year thereafter, (iii) royalty on net sales for product covered under the Patent Rights in the low single digits with a 50% reduction in royalties for products solely utilizing Technical Information, (iv) a declining percentage of sublicensing revenue based on the escalating stage of development upon a sublicensing event, and (v) the reimbursement of all patent and related expenses incurred by UIC covering the Patent Rights. For the three and six months ended June 30, 2025, the Company incurred minimum royalty expenses and other reimbursable expenses to UIC in the aggregate amount of $50,055 and $58,158, respectively, which amounts were included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2024, the Company incurred minimum royalty expenses to UIC in the aggregate amount of $50,000 and $50,000, respectively, which amounts were included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

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

As of June 30, 2025, interest payable to UIC was $87,850, of which, $70,957 is classified as current and $16,893 is classified as non-current. As of December 31, 2024, interest payable to UIC was $77,725, of which, $70,957 was classified as current and $6,768 is classified as non-current, which amounts are included in the accompanying unaudited condensed consolidated balance sheets.

7.        STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized and Issued Capital

The Company’s authorized capital consists of 200,000,000 shares of common stock, $0.000001 par value per share, and 10,000,000 shares of preferred stock, $0.000001 par value per share. As of June 30, 2025 and December 31, 2024, there were 20,470,504 and 19,531,636 shares of common stock issued and outstanding, respectively. There were no shares of preferred stock outstanding as of June 30, 2025 and December 31, 2024.

June 2025 Private Placement

On June 25, 2025, the Company entered into a securities purchase agreement for a private placement of common stock and warrants with certain institutional and accredited investors, or the June 2025 Private Placement, including Bios 2024 Co-Invest, LP. Dr. Aaron G.L. Fletcher, the Chairman of the Company’s Board of Directors, is the Managing Partner and co-founder of Bios Partners, of which Bios 2024 Co-Invest, LP is an affiliate entity. Upon closing of the June 2025 Private Placement on June 27, 2025, the Company issued and sold an aggregate of (i) 666,497 shares of common stock of the Company at a purchase price of $7.00 per share, and (ii) issued warrants to purchase up to an aggregate of 666,497 shares of common stock at an exercise price of $7.00 per share. The warrants are exercisable on a cash only basis at any time after the date of issuance and expire 20 days following the earliest to occur of (i) the U.S. Food and Drug Administration (“FDA”) issuing Breakthrough Therapy Designation (“BTD”) for elraglusib and (ii) the date that the FDA provides written communication available to the Company of its determination as to whether the Company may pursue registration for elraglusib using its currently available Phase 2 data or data from a Phase 3 clinical trial (“Warrant Expiry Date”). The Company received aggregate gross proceeds of $4,665,479 from the June 2025 Private Placement, before deducting fees and offering expenses of $43,933, of which, we received gross proceeds of $499,996 from Bios 2024 Co-Invest, LP in exchange for 71,428 shares of common stock and warrants to purchase 71,428 shares of common stock.

The warrants issued under the June 2025 Private Placement were classified as a component of permanent stockholders’ equity within additional paid-in-capital and were recorded at the issuance date. The warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of shares of common stock upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, the warrants do not provide any guarantee of value or return.

Pursuant to the securities purchase agreement, the Company entered into a registration rights agreement (“Registration Rights Agreement”) with the investors, pursuant to which the Company agreed to register for resale the shares of common stock and shares of common stock underlying the warrants. Under the Registration Rights Agreement, the Company agreed to file a registration statement with the U.S. Securities and Exchange Commission (the “SEC”), covering the resale of the shares of common stock, which was filed on July 25, 2025 prior to the filing deadline. The registration statement was declared effective by the SEC on August 4, 2025. The Company also agreed to use reasonable efforts to keep such registration statement effective until the earlier of (i) the date on which the Purchasers have resold all the Registrable Securities covered thereby or (ii) the date on which the Registrable Securities may be resold by the Purchasers without registration and without regard to any volume or manner-of-sale limitations by reason of Rule 144 (“Rule 144”) of the Securities Act of 1933, as amended (the “Securities Act”), without the requirement for the Company to be in compliance with the current public information requirement under Rule 144 under the Securities Act or any other rule of similar effect. In addition, certain liquidated damages provisions will apply to the Company in the event that the registration is not effective or its use has been suspended beyond specified grace periods, as described in the Registration Rights Agreement.

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

Upon the initial satisfaction of the conditions to B. Riley’s obligation to purchase shares under the Committed Equity Facility, including that a registration statement registering the resale by B. Riley of the shares of common stock under the Securities Act of 1933, as amended (the “Securities Act”) is declared effective by the SEC and a final prospectus relating thereto is filed with the SEC (which occurred on April 16, 2025), we have the right, but not the obligation, from time to time at our sole discretion, to deliver one or more notices to direct B. Riley to purchase a specified number of shares of common stock on any trading day, not to exceed the lesser of: (i) 1,000,000 shares of common stock and (ii) up to 50.0% of the total aggregate number (or volume) of shares of our common stock traded on Nasdaq during the applicable trading day, provided the closing sale price of our common stock on Nasdaq on the trading day immediately prior to such purchase date is not less than $1.00.

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

In addition, the Company reimbursed B. Riley for the reasonable legal fees and disbursements of B. Riley’s legal counsel and other expenses in the amount of $125,000 and agreed to future quarterly reimbursements of $5,000 during the term of the Committed Equity Facility.

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

During the three and six months ended June 30, 2025, B. Riley purchased 256,429 shares of common stock under the Committed Equity Facility in exchange for net proceeds to the Company of $2,148,506, after deducting the 3% discount, the earned Cash Commitment Fee, and other offering expenses in the aggregate amount of $343,848.

Reserved Shares

As of June 30, 2025, the Company reserved the following shares of common stock for issuance upon the (i) exercise of outstanding warrants, (ii) issuance of shares reserved under the Committed Equity Facility, (iii) exercise of issued and outstanding stock option awards and restricted stock unit awards, and (v) to reserve the remaining shares available for grant under the 2024 Stock Incentive Plan (“2024 Plan”):

June 30, 2025
Shares of common stock reserved under the Committed Equity Facility	3,647,945
Shares reserved for issuance under the 2024 Plan	2,311,841
Stock option awards issued and outstanding	1,774,477
Warrants issued and outstanding to purchase common stock	922,096
Restricted stock unit awards issued and outstanding	584,111
Total	9,240,470

8.       WARRANTS

On June 27, 2025, we issued warrants to purchase 666,497 shares of common stock in conjunction with the June 2025 Private Placement (see Note 7). As of June 30, 2025, the following warrants to purchase up to 922,096 shares of common stock were outstanding:

	Warrants Outstanding	Exercise Price per Share	Expiry Date
June 2025 Private Placement Warrants	666,497	$7.00	Warrant Expiry Date (see Note 7)
Warrants issued under IPO	161,000	$10.00	August 12, 2027
Warrants originally issued in conjunction with Series B Redeemable Convertible Preferred Stock	76,376	$10.55	August 13, 2026
Warrants originally issued in conjunction with Series C Redeemable Convertible Preferred Stock	18,223	$9.42	August 13, 2026
Total	922,096

9.        EQUITY COMPENSATION PLANS

Stock Incentive Plans

In connection with the Company’s IPO, our board of directors adopted and our stockholders approved our 2024 Stock Incentive Plan (the “2024 Plan”), which became effective on August 12, 2024, the effective date of the registration statement for the Company’s IPO. The purpose of the 2024 Plan is to enhance the Company’s ability to attract, retain and motivate individuals by providing these individuals with equity ownership and incentive opportunities. All of the Company’s employees, as well as all of the Company’s non-employee directors and other consultants, advisors and other persons who provide services to the Company are eligible to receive incentive awards under the 2024 Plan, including stock options grants, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and other awards. Up to 3,316,444 shares of common stock were originally reserved for future issuance under the 2024 Plan. In addition, the number of shares of common stock available for issuance under the 2024 Plan is subject to an automatic annual increase on the first day of each calendar year beginning on January 1, 2025 and ending on and including January 1, 2034 equal to the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as may be determined by the Board. Effective January 1, 2025, the number of shares of common stock reserved for issuance under the 2024 Plan increased by 976,581 under clause (i). As of June 30, 2025, there were 2,311,841 shares available for grant under the 2024 Plan.

In addition, the Company had previously adopted the 2015 Stock Incentive Plan (the “2015 Plan”). As of June 30, 2025, there were 349,626 stock options outstanding and 22,667 unvested RSAs outstanding under the 2015 Plan. On the effective date of the 2024 Plan, there were no remaining shares available for grant under the 2015 Plan.

Restricted Stock Awards

At June 30, 2025, the total estimated unrecognized compensation cost related to unvested service-based RSAs and unvested performance based RSAs was approximately $22,000 and $42,000, respectively. The unrecognized cost related to service-based RSAs is expected to be recognized over the remaining weighted average vesting period of 0.55 years. The unrecognized cost related to performance-based RSAs will be recognized ratably over the performance period based upon the probable number of shares expected to vest. As of June 30, 2025, there was no expense recorded for the outstanding performance-based RSAs.

The following summarizes our RSAs transaction activity for six months ended June 30, 2025:

	Restricted Common Stock Award Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2024	46,463	$2.48
Granted	–	$–
Vested	(23,796)	$2.11
Forfeited	–	$–
Unvested balance at June 30, 2025	22,667	$2.88

Restricted Stock Units

At June 30, 2025, the total estimated unrecognized compensation cost related to unvested RSUs was approximately $3,003,000. This cost is expected to be recognized over the remaining weighted average vesting period of 0.98 years.

The following summarizes our RSUs transaction activity for the six months ended June 30, 2025:

	Restricted Common Stock Unit Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2024	544,111	$9.15
Granted	240,000	$8.47
Vested	–	$–
Forfeited	(200,000)	$8.23
Unvested balance at June 30, 2025	584,111	$9.19

Stock Options

The following summarizes our stock option transaction activity for the six months ended June 30, 2025:

	Number of Stock Options	Grant Date Weighted Average Exercise Price
Outstanding at December 31, 2024	780,539	$5.52
Options granted	1,009,880	$7.18
Options exercised	(15,942)	$2.14
Options canceled and forfeited	–	$–
Outstanding at June 30, 2025	1,774,477	$6.49

As of June 30, 2025, total unrecognized stock-based compensation cost related to stock options was approximately $6,648,000. This cost is expected to be recognized over the weighted average remaining period of 1.60 years.

The following table provides the assumptions used in determining the estimated fair value of stock option awards granted during the six months ended June 30, 2025:

Six Months Ended June 30, 2025
Expected volatility	99.22%
Risk-free interest rate	4.01%
Expected dividend yield	0.00%
Expected term (in years)	5.70

The following table summarizes the stock-based compensation expense recorded in the accompanying unaudited condensed consolidated statements of operations during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$88,363	$31,621	$217,289	$104,569
General and administrative	1,490,908	58,398	2,487,083	133,656
Total	$1,579,271	$90,019	$2,704,372	$238,225

The Company has not recognized and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance related to its net deferred tax assets.

10.        Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(5,949,405)	$(6,572,219)	$(12,266,429)	$(14,868,278)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	19,646,475	1,565,777	19,572,564	1,550,456

Net loss per share attributable to common stockholders, basic and diluted	$(0.30)	$(4.20)	$(0.63)	$(9.59)

The potential dilutive effect of Redeemable Convertible Preferred Stock and Related Party Convertible Notes Payable outstanding during the three and six months ended June 30, 2024 was calculated using the if-converted method assuming the conversion of underlying instruments as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. The potential dilutive effect of outstanding stock options, unvested RSAs, unvested RSUs, and outstanding warrants during the period are calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive.

The number of whole shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect were as follows:

	June 30,
	2025	2024
Redeemable Convertible Preferred Stock	–	13,710,379
Related Party Convertible Notes Payable	–	715,198
Stock option awards issued and outstanding	1,774,477	393,346
Restricted stock unit awards issued and outstanding	584,111	–
Unvested RSAs	22,667	107,745
Warrants issued and outstanding	922,096	170,975
Total	3,303,351	15,097,643

11.       RELATED PARTY TRANSACTIONS

On June 25, 2025, the Company entered into a securities purchase agreement for a private placement of common stock and warrants with certain institutional and accredited investors, including Bios 2024 Co-Invest, LP. Dr. Aaron G.L. Fletcher, the Chairman of the Company’s Board of Directors, is the Managing Partner and co-founder of Bios Partners, with which Bios 2024 Co-Invest, LP is affiliated. The Company received $499,996 from Bios 2024 Co-Invest, LP in exchange for 71,428 shares of common stock and warrants to purchase 71,428 shares of common stock (see Note 7).

During 2018, the Company entered into a master service agreement with Pacific BioPharma Logistics, Inc. (“PBL”) to provide clinical support related to the packaging, labeling, kitting, storage, distribution and inventory of the Company’s investigational products. Mr. Richard Kenley, Vice President of Manufacturing for the Company (but not an “executive officer” of the Company, as defined under Rule 3b-7 of the Securities Exchange Act of 1934, as amended), is an unpaid advisor for PBL and his spouse is a shareholder in PBL. During the six months ended June 30, 2025 and 2024, we incurred $301,442 and $546,892, respectively, in services provided by PBL, which amounts are included in research and development expense in the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2025 and December 31, 2024, we had an outstanding balance owed to PBL of $40,488 and $51,540, respectively, which amounts are included in accounts payable in the accompanying unaudited condensed consolidated balance sheets.

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

In addition to the significant expense categories included within consolidated net income (loss) presented on the Company’s unaudited condensed consolidated statements of operations, see below for disaggregated amounts that comprise research and development expenses for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
External clinical trial expenses	$1,521,617	$3,497,834	$3,355,988	$8,584,929
Personnel and consulting expenses	858,546	631,877	1,715,239	1,511,919
Chemistry Manufacturing & Control (“CMC”) related costs	133,831	205,235	570,685	793,740
Preclinical and biomarker research	250,811	37,859	343,212	342,647
Total research and development expenses	$2,764,805	$4,372,805	$5,985,124	$11,233,235

In addition, the Company has a wholly-owned subsidiary, Actuate Therapeutics Limited, which is a dormant entity with no assets, liabilities or operations in any foreign countries.

13.       SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and transactions through the date these unaudited condensed consolidated financial statements were issued, to ensure these financial statements include appropriate disclosure of events both recognized in the financial statements and events which occurred but were not recognized in the financial statements. The Company has concluded that no subsequent event has occurred that requires disclosure, except as described below.

Committed Equity Facility

Subsequent to June 30, 2025 and through August 13, 2025, the Company issued 274,683 shares of common stock to B. Riley under the Committed Equity Facility (see Note 7) in exchange for net proceeds of approximately $1,597,000.

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

We have exclusively licensed a portfolio of GSK-3 inhibitors developed in a collaboration between The Board of Trustees of the University of Illinois-Chicago (“UIC”) and Northwestern University (“NU”). Elraglusib is the lead investigational product in our portfolio and is being evaluated in a Phase 2 trial in patients with metastatic pancreatic ductal adenocarcinoma (“mPDAC”), our most advanced clinical indication to date. We also advanced a Phase 1/2 clinical trial in refractory pediatric malignancies, including Ewing sarcoma (“EWS”), which we recently completed in July 2025.

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

Our lead clinical program, referred to as Actuate-1801, is focused on evaluating the intravenous (“IV”) injection solution of elraglusib (“Elraglusib Injection”) for the treatment of first-line mPDAC. The Actuate-1801 trial is a randomized, controlled Phase 2 trial of elraglusib in combination with gemcitabine/nab-paclitaxel (“GnP”) versus GnP alone in first-line mPDAC. The trial enrolled 286 patients with mPDAC and no prior systemic treatment for metastatic disease, who were randomized 2:1 to the elraglusib/GnP combination arm or the GnP arm. The primary endpoint for this study was median overall survival (“mOS”), with overall survival (“OS”) summarized throughout the study by estimates of 1-year survival. Secondary endpoints were overall response rates (“ORR”), median progression-free survival (“PFS”) and disease control rate (“DCR”) and adverse events.

Topline data announced in May 2025 in the pre-specified safety population as of March 27, 2025 showed that the trial met its primary endpoint of improved mOS in patients in the elraglusib/GnP combination arm versus the GnP control arm. The analysis of topline data demonstrated treatment with elraglusib/GnP resulted in statistically significant increases in 1-year survival rate (p-value of 0.0005) and mOS (10.1 months vs 7.2 months, HR=0.63, log-rank p=0.01) with a 37% reduction in the risk of death versus treatment with GnP alone.

The following table provides additional topline results from the study as of March 27, 2025:

Safety Population	Elraglusib/GnP (n=155)	GnP (n=78)
Primary Endpoint: mOS (months) HR=0.63; log-rank p=0.01*	10.1	7.2
12-month OS (%) p=0.0005*	44.1	22.3
Number (%) of death events	114 (73.5)	70 (89.7)
18-month OS (%)	19.7	4.4
24-month OS (%)	13.8	0

_____________

*statistically significant

In addition, topline data showed there were numerically improved overall response rates (“ORR”), median progression-free survival (“PFS”) and disease control rate (“DCR”) in the elraglusib/GnP combination arm versus the GnP arm as noted in the below table.

Safety Population	Elraglusib/GnP (n=155)	GnP (n=78)
ORR (%)	29.0	21.8
PFS (months)	5.6	5.1
DCR (%)	61.3	56.4

Moreover, treatment-emergent adverse events (“TEAEs”) and Serious Adverse Events (“SAEs”) in the elraglusib/GnP combination arm were similar to those observed in the GnP arm, indicating a favorable risk-benefit profile for the elraglusib/GnP combination. Treatment-related adverse events (“TRAEs”) were mostly Grade 1-2, with the most frequent TRAEs observed (in about two-thirds of patients) being transient visual disturbances that were reversible and non-progressive. Also, while Grade 3 or higher neutropenia was observed more often in the elraglusib/GnP treated patients, similar rates of febrile neutropenia and sepsis were observed in both treatment arms.

The topline data noted herein should not be relied upon as a final analysis and is subject to change once full data analysis is complete.

In addition, Elraglusib Injection was also evaluated in a Phase 1/2 clinical trial completed in July 2025 in refractory pediatric malignancies and the data from this study (Actuate-1902) identified EWS as a potential second indication for further development of Elraglusib Injection. We plan to advance the clinical program towards a Phase 2 study in children, adolescents, and adults with relapsed/refractory EWS in 2026, subject to available funding.

We have developed several oral dosage forms of elraglusib, which we believe will allow us to expand the number of cancer indications that we are able to target and allow us to further explore more convenient dose delivery options for patients. A clinical candidate tablet, the Elraglusib Oral Tablet, has been selected for further development and we are planning a Phase 1 study (Actuate-2401) to identify the maximum tolerated dose (“MTD”) and recommended Phase 2 dose (“RP2D”) for Elraglusib Oral Tablet in patients with advanced, refractory adult cancers, subject to future funding.

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

We have incurred significant operating losses and negative cash flows from operations since our inception. Our net losses were $27,285,328 and $24,744,620 for the years ended December 31, 2024 and 2023, respectively, and $12,266,429 and $14,868,278 for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $144,646,278. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses in the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for, and potentially commercialize elraglusib, and potentially seek to discover and develop additional product candidates, utilize third parties to manufacture elraglusib, hire additional personnel, expand and protect our intellectual property, and incur additional costs associated with being a public company. If we obtain regulatory approval for elraglusib, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution.

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

On March 27, 2025, the Company entered into a common stock purchase agreement (the “Committed Equity Facility”) with B. Riley Principal Capital II (“B. Riley”) giving the Company the right, but not the obligation, to sell to B. Riley over a 36-month period up to the lesser of (i) $50 million of newly issued shares of our common stock and (ii) 3,904,374 shares of the Company’s common stock (see Note 7 to the accompanying unaudited condensed consolidated financial statements). The price per share of common stock sold to B. Riley is determined by reference to the volume weighted average price of the Company’s common stock as defined within the Committed Equity Facility less a 3% discount, subject to certain limitations and conditions. The total net proceeds that the Company will receive under the Committed Equity Facility will depend on the frequency and prices at which the Company sells common stock to B. Riley. During the three months ended June 30, 2025, the Company received net proceeds of $2,148,506 in exchange for 256,429 shares of common stock sold under the Committed Equity Facility. However, there can be no assurance that the Company will be able to raise sufficient proceeds in the future under the Committed Equity Facility or any additional financing will be available to the Company on acceptable terms, if at all.

On June 25, 2025, the Company entered into a securities purchase agreement for a private placement of common stock and warrants with certain institutional and accredited investors, which closed on June 27, 2025 (the “June 2025 Private Placement”). Upon closing, the Company received aggregate net proceeds of $4,621,546 (see Note 7 to the accompanying unaudited condensed consolidated financial statements).

As of June 30, 2025, we had cash and cash equivalents of $6,492,656. Based on our current operating plan, we estimate that our existing cash and cash equivalents as of the date of this Report will not satisfy the Company’s operational and capital requirements beyond October, 2025 without raising additional capital.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024:

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Change
Operating expenses:
Research and development	$2,764,805	$4,372,805	$(1,608,000)
General and administrative	3,204,072	1,062,644	2,141,428
Total operating expenses	5,968,877	5,435,449	533,428
Loss from operations	(5,968,877)	(5,435,449)	(533,428)
Other income (expense):
Change in estimated fair value of warrant liability	–	(240,339)	240,339
Loss on issuance of related party convertible notes payable at fair value	–	(200,000)	200,000
Change in estimated fair value of related party convertible notes payable	–	(700,000)	700,000
Interest expense	(5,062)	(5,076)	14
Interest income	24,534	8,645	15,889
Total other income (expense), net	19,472	(1,136,770)	1,156,242
Net loss	$(5,949,405)	$(6,572,219)	$622,814

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Change
External clinical trial expenses	$1,521,617	$3,497,834	$(1,976,217)
Personnel and consulting expenses	858,546	631,877	226,669
Preclinical and biomarker research	250,811	37,859	212,952
CMC related costs	133,831	205,235	(71,404)

Total research and development expenses	$2,764,805	$4,372,805	$(1,608,000)

The decrease in research and development expenses of $1,608,000 for the three months ended June 30, 2025 compared to the same prior year period was primarily due to a (i) decrease in external clinical trial expenses of $1,976,217 mostly related to lower patient fees and CRO costs associated with fewer patients on study during the current period related to the randomized Phase 2 mPDAC trial (Actuate-1801 Part 3B) and (ii) a decrease in Chemistry Manufacturing & Control (“CMC”) related costs of $71,404 primarily due to the timing of drug product manufacturing and stability studies to support ongoing trials. These amounts were offset by a current period (i) increase in personnel and consulting expense of $226,669 primarily due to an increase in consulting expenses associated with the Company’s regulatory and clinical operations related to the Actuate-1801 Part 3B trial, an increase in non-cash stock-based compensation expense of $56,742 related to awards granted to employees and consultants of the Company, and an increase in bonus expense, and (ii) an increase in preclinical and biomarker studies in the current period of $212,952 primarily due to new biomarker studies completed in the current period.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Change
Personnel-related expenses	$2,120,096	$421,177	$1,698,919
Other expenses	728,739	114,968	613,771
Professional and consulting fees	355,237	526,499	(171,262)

Total general and administrative expenses	$3,204,072	$1,062,644	$2,141,428

The increase in general and administrative expenses of $2,141,428 for the three months ended June 30, 2025 compared to the same prior year period was primarily due to (i) an increase in personnel-related expenses of $1,698,919 mostly due to an increase in non-cash stock-based compensation expense of $1,432,510 related to awards granted to employees, non-employee members of the board of directors, and consultants of the Company combined with an increase in payroll and related expenses primarily related to the hiring of the Company’s chief financial officer in June 2024 combined with a current period increase in base salaries for certain administrative employees and an increase in bonus expense, (ii) an increase in other expenses of $613,771 primarily due to an increase in the cost of directors and officer insurance, board fees, investor relation fees, and other public company expenses. These amounts were offset by a current period decrease in professional and consulting fees of $171,262 primarily related to lower legal and intellectual property fees and lower search firm related fees incurred in the same prior year period to identify and add three new board members to the Company’s Board of Directors, which amounts were offset by a current period increase in consulting fees associated with additional administrative support.

Other Income (Expense)

Other income (expense), net, for the three months ended June 30, 2025 and 2024 is comprised of the following:

•	Change in fair value of warrant liability — During the three months ended June 30, 2024, we recognized an increase in fair value of the warrant liability of $240,339 based on the estimated fair value of warrant liability using the Black-Scholes valuation model at June 30, 2024, which amount is included in other income (expense) in the accompanying unaudited condensed consolidated financial statements. As of December 31, 2024, there were no Redeemable Convertible Preferred Stock Warrants outstanding and no related warrant liability.

•	Loss on issuance of related party convertible notes payable at fair value — The loss on issuance of the Related Party Convertible Notes Payable of $200,000 for the three months ended June 30, 2024 represents the difference between the estimated fair value of the Related Party Convertible Notes Payable on the issuance date and the principal amount on the issuance date based on the valuation assumptions.

•	Change in estimated fair value of Related Party Convertible Notes Payable — The change in the estimated fair value of the Related Party Convertible Notes Payable of $700,000 for the three months ended June 30, 2024 represents the difference between the estimated fair value at issuance and the estimated fair value at June 30, 2024.

•	Interest expense — Interest expense for the three months ended June 30, 2025 and 2024 represents interest accrued on amounts owed under a license agreement with UIC, whereby UIC agreed to defer amounts payable to UIC under a former sublicense agreement in the amount of $404,991 in exchange for an interest-bearing license payable.

•	Interest income — Interest income for the three months ended June 30, 2025 and 2024 represents interest earned on cash and cash equivalents based on the then prevailing market rates. The increase in interest income for the three months ended June 30, 2025 compared to the same prior year period is primarily due to a higher average cash balance on hand compared to the same prior year period.

Comparison of the Six Months Ended June 30, 2025 and 2024:

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Change
Operating expenses:
Research and development	$5,985,124	$11,233,235	$(5,248,111)
General and administrative	6,349,337	1,975,468	4,373,869
Total operating expenses	12,334,461	13,208,703	(874,242)
Loss from operations	(12,334,461)	(13,208,703)	874,242
Other income (expense):
Change in estimated fair value of warrant liability	–	(272,854)	272,854
Loss on issuance of related party convertible notes payable at fair value	–	(400,000)	400,000
Change in estimated fair value of related party convertible notes payable	–	(1,000,000)	1,000,000
Interest expense	(10,125)	(10,152)	27
Interest income	78,157	23,431	54,726
Total other income (expense), net	68,032	(1,659,575)	1,727,607
Net loss	$(12,266,429)	$(14,868,278)	$2,601,849

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Change
External clinical trial expenses	$3,355,988	$8,584,929	$(5,228,941)
CMC related costs	570,685	793,740	(223,055)
Personnel and consulting expenses	1,715,239	1,511,919	203,320
Preclinical and biomarker research	343,212	342,647	565

Total research and development expenses	$5,985,124	$11,233,235	$(5,248,111)

The decrease in research and development expenses of $5,248,111 for the six months ended June 30, 2025 compared to the same prior year period was primarily due to a (i) decrease in external clinical trial expenses of $5,228,941 mostly related to lower patient fees and CRO costs associated with fewer patients on study during the current period related to the randomized Phase 2 mPDAC trial (Actuate-1801 Part 3B) and (ii) a decrease in CMC related costs of $223,055 in the current period primarily due to the timing of drug product manufacturing and stability studies to support ongoing trials, which amounts were primarily offset by an increase in personnel and consulting expenses of $203,320 mostly due to an increase in non-cash stock-based compensation expense of $112,720 related to awards granted to employees and consultants of the Company combined with an increase in payroll and consulting expenses primarily related to increased clinical and regulatory activities, combined with an increase in bonus expense.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Change
Personnel-related expenses	$3,747,427	$821,475	$2,925,952
Other expenses	1,324,345	284,610	1,039,735
Professional and consulting fees	1,277,565	869,383	408,182

Total general and administrative expenses	$6,349,337	$1,975,468	$4,373,869

The increase in general and administrative expenses of $4,373,869 for the six months ended June 30, 2025 compared to the same prior year period was primarily due to (i) an increase in personnel-related expenses of $2,925,952 mostly due to an increase in non-cash stock-based compensation expense of $2,353,427 related to awards granted to employees, non-employee members of the board of directors, and consultants of the Company combined with an increase in payroll and related expenses primarily related to the hiring of the Company’s chief financial officer in June 2024 combined with a current period increase in base salaries for certain administrative employees and an increase in bonus expense, (ii) an increase in other expenses of $1,039,735 primarily due to an increase in the cost of directors and officer insurance, board fees, investor relation fees, and other public company expenses, and (iii) an increase in professional and consulting fees of $408,182 primarily due to increased legal fees related to routine corporate activities combined with an increase in consulting fees to support administrative functions.

Other Income (Expense)

Other income (expense), net, for the six months ended June 30, 2025 and 2024 is comprised of the following:

•	Change in fair value of warrant liability — During the six months ended June 30, 2024, we recognized an increase in fair value of the warrant liability of $272,854 based on the estimated fair value of warrant liability using the Black-Scholes valuation model at June 30, 2024, which amount is included in other income (expense) in the accompanying unaudited condensed consolidated financial statements. As of December 31, 2024, there were no Redeemable Convertible Preferred Stock Warrants outstanding and no related warrant liability.

•	Loss on issuance of related party convertible notes payable at fair value — The loss on issuance of the Related Party Convertible Notes Payable of $400,000 for the six months ended June 30, 2024 represents the difference between the estimated fair value of the Related Party Convertible Notes Payable on the issuance date and the principal amount on the issuance date based on the valuation assumptions.

•	Change in estimated fair value of Related Party Convertible Notes Payable — The change in the estimated fair value of the Related Party Convertible Notes Payable of $1,000,000 for the six months ended June 30, 2024 represents the difference between the estimated fair value at issuance and the estimated fair value at June 30, 2024.

•	Interest expense — Interest expense for the six months ended June 30, 2025 and 2024 represents interest accrued on amounts owed under a license agreement with UIC, whereby UIC agreed to defer amounts payable to UIC under a former sublicense agreement in the amount of $404,991 in exchange for an interest-bearing license payable.

•	Interest income — Interest income for the six months ended June 30, 2025 and 2024 represents interest earned on cash and cash equivalents based on the then prevailing market rates. The increase in interest income for the six months ended June 30, 2025 compared to the same prior year period is primarily due to a higher average cash balance on hand compared to the same prior year period.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We expect to incur significant expenses and operating losses in the foreseeable future as we advance the clinical development of elraglusib and any future product candidates.

On March 27, 2025, the Company entered into a common stock purchase agreement (the “Committed Equity Facility”) with B. Riley Principal Capital II (“B. Riley”) giving the Company the right, but not the obligation, to sell to B. Riley over a 36-month period up to the lesser of (i) $50 million of newly issued shares of our common stock and (ii) 3,904,374 shares of the Company’s common stock (see Note 7 to the accompanying unaudited condensed consolidated financial statements). The price per share of common stock sold to B. Riley is determined by reference to the volume weighted average price of the Company’s common stock as defined within the Committed Equity Facility less a 3% discount, subject to certain limitations and conditions. The total net proceeds that the Company will receive under the Committed Equity Facility will depend on the frequency and prices at which the Company sells common stock to B. Riley. During the three months ended June 30, 2025, the Company received net proceeds of $2,148,506 in exchange for 256,429 shares of common stock sold under the Committed Equity Facility. However, there can be no assurance that the Company will be able to raise sufficient proceeds in the future under the Committed Equity Facility or any additional financing will be available to the Company on acceptable terms, if at all.

On June 25, 2025, the Company entered into a securities purchase agreement for a private placement of common stock and warrants with certain institutional and accredited investors, which closed on June 27, 2025, or the June 2025 Private Placement. Upon closing, the Company received aggregate net proceeds of $4,621,546 (see Note 7 to the accompanying unaudited condensed consolidated financial statements). As of June 30, 2025, we had cash and cash equivalents of $6,492,656.

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

Based on our current operating plan, we estimate that our existing cash and cash equivalents as of the date of this Quarterly Report will not satisfy the Company’s operational and capital requirements beyond October, 2025.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through equity offerings, debt financings, or other capital sources, including current or potential future collaborations, licenses, and other similar arrangements. As we seek additional financing in the near future, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our ability to raise additional funds may be adversely impacted by business conditions, global economic conditions, disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, and diminished liquidity and credit availability. To the extent we raise additional capital through the sale of equity or convertible debt securities, stockholders’ ownership interest in our common stock will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions, engaging in acquisition, merger or collaboration transactions, selling or licensing our assets, making capital expenditures, redeeming our stock, making certain investments or declaring dividends. If we raise additional funds through collaborations or license agreements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity, debt, or other financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, or even cease operations.

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

Cash Flow Summary

The following table provides a summary of our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(8,792,501)	$(7,921,220)
Net cash provided by financing activities	6,643,535	5,314,270
Net change in cash and cash equivalents	$(2,148,966)	$(2,606,950)

Cash Flows From Operating Activities

Six Months Ended June 30, 2025 — Net cash used in operating activities for the six months ended June 30, 2025 consisted of our net loss of $12,266,429, which amount was offset by (i) non-cash stock-based compensation expense of $2,704,372, (ii) an increase in accrued interest on license payable of $10,125, and (iii) cash provided by a net change in operating assets and liabilities of $759,431.

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

Cash Flows From Financing Activities

Six Months Ended June 30, 2025 — During the six months ended June 30, 2025, net cash provided by financing activities consisted of net proceeds received of (i) $4,621,546 under the June 2025 Private Placement, (ii), $2,163,100 from the sale of common stock to B. Riley under the Committed Equity Facility and (iii) $34,115 from the exercise of stock options, which amounts were offset by a change in deferred offering costs of $175,226.

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

The estimated fair value of service-based RSAs and RSUs are measured at the grant date based on the estimated fair market value of the Company’s common stock on the date of grant and is recognized as expense over the requisite service period, which is generally the awards’ vesting period. The estimated fair value of performance-based RSAs is measured at the grant date based on the estimated fair value of shares expected to be earned at the end of the performance period and is recognized as expense ratably over the performance period based upon the probable number of shares expected to vest.

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

Recent Accounting Pronouncements

A description of recently issued accounting standards that may potentially impact our financial position, results of operations, and cash flows is included in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 13, 2025, and in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of June 30, 2025, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

PART II- OTHER INFORMATION

Item 1.	Legal Proceedings

Information pertaining to legal proceedings is provided in Note 5 - Commitments and Contingencies, to the unaudited condensed consolidated financial statements and is incorporated by reference herein.

Item 1A.	Risk Factors

RISK FACTORS

Investing in our common stock involves a high degree of risk. Before you decide to invest in our common stock, you should carefully consider all the information within this Quarterly Report, including the information contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in our condensed consolidated financial statements and the related notes contained in Part I, Item 1 within this Quarterly Report. In addition, you should carefully consider the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 13, 2025 (“Annual Report”), our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on May 15, 2025, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, results of operations, financial condition, liquidity, and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, results of operations, financial condition, and prospects.

Other than set forth below, there have been no material changes to our risk factors disclosed in Part I, Item 1A, of our Annual Report or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on May 15, 2025.

Risks Related to Our Financial Condition and Capital Requirements

Our financial condition raises substantial doubt as to our ability to continue as a going concern.

As of June 30, 2025, we had $6,492,656 in cash and cash equivalents and working capital deficit of $2,512,162. Based on our current operating plan, we estimate that our existing cash and cash equivalents as of the date of this Report will not satisfy the Company’s operational and capital requirements beyond October, 2025 without raising additional capital.

We have incurred and expect to continue to incur significant costs in the development of our sole drug candidate, elraglusib. Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; however, our current liabilities exceed our assets as of June 30, 2025. To date, we have not generated product revenues from our activities and have incurred substantial operating losses. We expect that we will continue to generate substantial operating losses for the foreseeable future, if and until, we are able complete development and potentially receive approval of our product candidate. We expect to continue to fund our operations primarily through utilization of our current financial resources and we will require additional funding of capital in the near term.

These conditions raise substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm included in its audit opinion for the year ended December 31, 2024 an explanatory paragraph that there is substantial doubt as to our ability to continue as a going concern. We plan to address these conditions by raising funds from public or private offerings of equity or debt securities and other funding sources, which includes funding under our Committed Equity Facility. During the six months ended June 30, 2025, the Company raised $4,621,546 in net proceeds under the June 2025 Private Placement and $2,148,506 in net proceeds under the Committed Equity Facility. However, there can be no assurance that the Company will be able to raise sufficient proceeds under the Committed Equity Facility in the future or any additional financing will be available to the Company on acceptable terms, if at all, or will provide us with sufficient funds to meet our objectives. If we are unable to raise additional capital in the near term, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts, or even curtail or cease operations.

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

Based on our current operating plan, we believe that our existing cash and cash equivalents will not be sufficient to fund our operations beyond October, 2025 without raising additional capital.

Our estimates and assumptions regarding our operating costs may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned.

Our existing capital will not be sufficient to complete development of elraglusib in any form, or any future product candidates, and we require substantial capital in order to advance elraglusib and any future product candidates through clinical trials, regulatory approval and commercialization. Accordingly, we will need to obtain substantial additional funding in the near term, and expect that such funding requirements will be in addition to any proceeds resulting from the sale of shares under the Committed Equity Facility, in connection with our continuing operations. Our ability to raise additional funds may be adversely impacted by business conditions, global economic conditions, disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, and diminished liquidity and credit availability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. We expect to finance our cash needs through public or private equity or debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop elraglusib or any future product candidates.

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

Risks Related to the Committed Equity Facility and our Common Stock

Sales of a substantial number of our securities in the public market by our existing stockholders could cause the price of our shares of common stock to fall.

B. Riley can resell up to 3,904,374 shares of common stock that we may, in our sole discretion, elect to sell to B. Riley from time to time during the term of the Committed Equity Facility. If the 3,647,945 remaining shares of common stock available for issuance under the Committed Equity Facility as of June 30, 2025 were offered for resale by B. Riley, such shares would represent approximately 15.13% of the total number of outstanding shares of common stock as of June 30, 2025. In addition, we registered for resale the 666,497 shares of common stock issued in the June 2025 Private Placement, plus the additional 666,497 shares that may be issued upon exercise of the warrants issued in the June 2025 Private Placement. Sales of a substantial number of our shares of common stock in the public market by B. Riley and/or by our other existing stockholders, or the perception that those sales might occur, could depress the market price of our shares of common stock and could impair our ability to raise capital through the sale of additional equity securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

June 2025 Private Placement

On June 25, 2025, the Company entered into a securities purchase agreement (“Securities Purchase Agreement”) for a private placement with certain institutional and accredited investors, including Bios 2024 Co-Invest, LP. Dr. Aaron G.L. Fletcher, the Chairman of the Company’s Board of Directors, is Managing Partner and co-founder of Bios Partners, with which Bios 2024 Co-Invest, LP is affiliated. Upon closing of the June 2025 Private Placement on June 27, 2025, the Company issued and sold an aggregate of (i) 666,497 shares of common stock of the Company at a purchase price of $7.00 per share, and (ii) issued warrants to purchase up to an aggregate of 666,497 shares of common stock at an exercise price of $7.00 per share. The warrants are exercisable on a cash only basis at any time after the date of issuance and expire 20 days following the earliest to occur of (i) the U.S. Food and Drug Administration (“FDA”) issuing Breakthrough Therapy Designation (“BTD”) for elraglusib and (ii) the date that the FDA provides written communication available to the Company of its determination as to whether the Company may pursue registration for elraglusib using its currently available Phase 2 data or data from a Phase 3 clinical trial. The Company received aggregate gross proceeds of $4,665,479 from the June 2025 Private Placement, before deducting fees and offering expenses of $43,933, of which, we received gross proceeds of $499,996 from Bios 2024 Co-Invest, LP in exchange for 71,428 shares of common stock and warrants to purchase 71,428 shares of common stock.

The offer, sale and issuance of the securities under the Securities Purchase Agreement were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) (or Regulation D promulgated thereunder) in that the issuance of securities was made to accredited investors and did not involve a public offering.

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

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Exhibit No.	Description

4.1	Form of Warrant, dated June 25, 2025, by and among Actuate Therapeutics, Inc. and each of the purchasers party thereto under the Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K as filed on June 26, 2025)
10.1	Form of Securities Purchase Agreement, dated June 25, 2025, by and among Actuate Therapeutics, Inc. and each of the purchasers party thereto (incorporated by reference from our Current Report on Form 8-K as filed on June 26, 2025)
10.2	Form of Registration Rights Agreement, dated June 25, 2025, by and among Actuate Therapeutics, Inc. and each of the purchasers party thereto (incorporated by reference from our Current Report on Form 8-K as filed on June 26, 2025)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*	Filed herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2025	ACTUATE THERAPEUTICS, INC. /s/ Daniel Schmitt Daniel Schmitt. President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: August 14, 2025	ACTUATE THERAPEUTICS, INC. /s/ Paul Lytle Paul Lytle. Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

