Form 10-Q
period 2025-09-30
ACTUATE THERAPEUTICS, INC.
filed 2025-11-13
CIK 1652935

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

On November 12, 2025, 23,243,328 shares of common stock, $0.000001 par value per share, were outstanding.

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

You should assume that the information appearing in this Report is accurate as of its date only. Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All written or oral forward-looking statements in this Report are expressly qualified in their entirety by the risk factors and cautionary statements contained in this Report. Unless legally required, we do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

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

RISK FACTOR SUMMARY

Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this section to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, are further described in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 13, 2025, and our Quarterly Reports on Form 10-Q, and under the heading “Risk Factors” in these Reports.

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

•	We have a limited operating history, have incurred significant operating losses and expect to incur significant operating losses for the foreseeable future. We have a high risk of never generating revenue or becoming profitable or, if we achieve profitability, it may not be sustained.
•	Our financial condition raises substantial doubt as to our ability to continue as a going concern.
•	We require substantial additional capital in the near term to finance our operations, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or other operations.
•	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates. In addition, any capital obtained by us may be obtained on terms that are unfavorable to us, our investors, or both.
•	Under the Committed Equity Facility (as defined below) with B. Riley Principal Capital II (“B. Riley”), it is not possible to predict the actual number of shares we will sell to B. Riley, or the actual gross proceeds resulting from those sales.

Risks Related to Clinical Development and Potential Regulatory Approval

•	We do not have, and may never have, any approved products on the market. Our business is highly dependent upon receiving approvals from various governmental agencies and will be severely harmed if we are not granted approval to manufacture and sell our product candidates.
•	We currently depend entirely on the success of elraglusib, which is our lead product candidate. If we are unable to advance elraglusib in clinical development, obtain regulatory approval and ultimately commercialize elraglusib in a timely manner, our business will be materially harmed.
•	Even if we complete all planned clinical trials including a Phase 3 trial in the future, there is no guarantee that at the time of submission the U.S. Food and Drug Administration (“FDA”) will accept our New Drug Application (“NDA”).
•	Clinical and preclinical drug development involves a lengthy and expensive process with uncertain timelines and outcomes, and results of prior preclinical studies and early clinical trials are not necessarily predictive of future results. Elraglusib or any future product candidates may not achieve favorable results or receive regulatory approval on a timely basis, if at all.
•	We may not be successful in our efforts to advance elraglusib in additional indications. We may expend our limited resources to pursue a new product candidate or a particular indication for elraglusib and fail to capitalize on more profitable or successful alternatives.
•	Use of elraglusib or any future product candidates could be associated with side effects, adverse events or other properties or safety risks, which could delay or preclude regulatory approval, cause us to suspend or discontinue clinical trials, abandon elraglusib or any future product candidate, limit the commercial profile of an approved label or result in other significant negative consequences that could severely harm our business, financial condition, results of operations and prospects.
•	If we experience delays or difficulties in the enrollment of subjects to our clinical trials, our receipt of necessary regulatory approvals could be delayed or otherwise adversely affected.
•	Interim, topline, and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

Risks Related to Our Reliance on Third Parties

•	The termination of third-party licenses could adversely affect our rights to important technologies.
•	Our current elraglusib drug substance (“DS”) manufacturer is in China, and it is unknown how current or future geopolitical relationships with China may affect our ability to obtain DS, increase our costs, delay clinical trials and potential regulatory approval, and adversely impact our financial condition.
•	Unfavorable tariffs could increase the cost of DS of elraglusib used in clinical trials and potential commercialization, if approved, which could adversely affect our business, financial condition or results of operations.
•	We rely on third parties to conduct our non-clinical studies and clinical trials. If these parties do not successfully carry out their duties or meet deadlines, we may be unable to obtain regulatory approval for or commercialize our product candidates and adversely affect our financial condition.
•	Data provided by collaborators and other parties upon which we rely have not been independently verified and could turn out to be inaccurate, misleading or incomplete.

Risks Related to Commercialization of Elraglusib and any Future Product Candidates

•	We have a limited operating history and no products approved for commercial sale, which may make it difficult to evaluate our prospects and likelihood of success.
•	Our business is highly dependent on the success of our sole product candidate, elraglusib and any other future product candidates that we advance into clinical development, all of which will require significant additional development before we can seek regulatory approval for and launch a product commercially.

Risks Related to Our Intellectual Property

•	We may not be able to enforce our intellectual property rights throughout the world.
•	If we and our third-party licensors do not obtain and preserve protection for key intellectual property rights, our competitors may be able to take advantage of our development efforts.
•	If we fail to comply with our license, collaboration or other intellectual property-related agreements, we may incur damages and could lose rights that may be necessary for developing, commercializing and protecting our current or future technologies or drug candidates or granting sublicenses.

Risks Related to Our Business Operations and Industry

•	If we lose key management leadership, and/or scientific personnel, and if we cannot recruit qualified employees or other significant personnel, we may experience program delays and increased compensation costs, and our business may be materially disrupted.
•	Competition and technological change may make our product candidates less competitive or obsolete. We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
•	Our anticipated operating expenses and capital expenditures are based upon our management’s estimates of possible future events. Actual amounts could differ materially from those estimated.

Risks Associated to our Common Stock

•	Concentration of ownership by our principal stockholders limits the ability of others to influence the outcome of director elections and other transactions requiring stockholder approval, creates the potential for conflicts of interest, may negatively impact our stock price and may deter or prevent efforts by others to acquire us, preventing our stockholders from realizing a control premium.
•	Current and new investors will experience dilution due to future sales or issuances of our common stock.
•	The trading price of the shares of our common stock could be highly volatile regardless of our operating performance, and purchasers of our common stock could incur substantial losses.
•	Numerous shares may now be sold into the open market upon expiry of the IPO lock-up in February 2025. Substantial sales of shares could cause the price of our common stock to decline.
•	Sales of a substantial number of our securities in the public market by our existing stockholders under the underwritten public offering with Lucid Capital Markets, LLC on September 11, 2025, the Committed Equity Facility with B. Riley, or through the registration for resale of the shares sold or underlying warrants issued in our June 2025 Private Placement (as defined below) of common stock and warrants could cause the price of our shares of common stock to fall.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Actuate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$16,924,763	$8,641,622
Prepaid assets and other current assets	519,237	566,278
Total current assets	17,444,000	9,207,900
Deferred offering costs and other assets	269,934	110,548
Total assets	$17,713,934	$9,318,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,245,375	$1,921,189
Other accrued expenses	4,259,048	5,921,908
Accrued compensation	846,283	888,449
Accrued interest, current	21,956	70,957
Total current liabilities	6,372,662	8,802,503

Long term liabilities:
Accrued interest, less current portion	–	6,768
License payable	404,991	404,991
Total long-term liabilities	404,991	411,759

Total liabilities	6,777,653	9,214,262

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.000001 par value, 10,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $0.000001 par value, 200,000,000 shares authorized, 23,243,328 and 19,531,636 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	23	20
Additional paid-in capital	160,990,006	132,484,015
Accumulated deficit	(150,053,748)	(132,379,849)
Total stockholders’ equity	10,936,281	104,186
Total liabilities and stockholders’ equity	$17,713,934	$9,318,448

See accompanying notes to unaudited condensed consolidated financial statements.

Actuate Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$2,177,922	$3,757,102	$8,163,046	$14,990,337
General and administrative	3,294,456	1,635,801	9,643,793	3,611,269
Total operating expenses	5,472,378	5,392,903	17,806,839	18,601,606

Loss from operations	(5,472,378)	(5,392,903)	(17,806,839)	(18,601,606)

Other income (expense):
Change in estimated fair value of warrant liability	–	193,951	–	(78,903)
Gain on settlement of warrants	–	343,240	–	343,240
Loss on issuance of related party convertible notes payable at fair value	–	–	–	(400,000)
Change in estimated fair value of related party convertible notes payable	–	(1,192,507)	–	(2,192,507)
Interest expense	(5,063)	(3,489)	(15,188)	(13,641)
Interest income	69,971	80,747	148,128	104,178
Total other income (expense), net	64,908	(578,058)	132,940	(2,237,633)

Net loss	$(5,407,470)	$(5,970,961)	$(17,673,899)	$(20,839,239)

Weighted-average shares of common stock outstanding, basic and diluted	21,394,965	10,772,640	20,186,706	4,647,199
Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.55)	$(0.88)	$(4.48)

See accompanying notes to unaudited condensed consolidated financial statements.

Actuate Therapeutics, Inc.

Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

For the Nine Months Ended September 30, 2025

	Redeemable Convertible				Additional		Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances, January 1, 2025	–	$–	19,531,636	$20	$132,484,015	$(132,379,849)	$104,186
Stock-based compensation expense	–	–	–	–	1,125,101	–	1,125,101
Net loss	–	–	–	–	–	(6,317,024)	(6,317,024)
Balances, March 31, 2025	–	–	19,531,636	20	133,609,116	(138,696,873)	(5,087,737)

Issuance of shares under June 2025 Private Placement, net of issuance costs of $43,933	–	–	666,497	–	4,621,546	–	4,621,546
Issuance of shares under Committed Equity Facility, net of issuance costs of $343,848	–	–	256,429	–	2,148,506	–	2,148,506
Exercise of stock option awards	–	–	15,942	–	34,115	–	34,115
Stock-based compensation expense	–	–	–	–	1,579,271	–	1,579,271
Net loss	–	–	–	–	–	(5,949,405)	(5,949,405)
Balances, June 30, 2025	–	–	20,470,504	20	141,992,554	(144,646,278)	(2,653,704)

Issuance of shares under underwritten public offering, net of underwriter discounts and issuance costs of $1,676,036	–	–	2,464,286	3	15,573,963	–	15,573,966
Issuance costs under June 2025 Private Placement	–	–	–	–	(29,084)	–	(29,084)
Issuance of shares under Committed Equity Facility, net of issuance costs of $259,807	–	–	283,538	–	1,651,959	–	1,651,959
Issuance of vested and settled restricted stock units	–	–	25,000	–	–	–	–
Stock-based compensation expense	–	–	–	–	1,800,614	–	1,800,614
Net loss	–	–	–	–	–	(5,407,470)	(5,407,470)
Balances, September 30, 2025	–	$–	23,243,328	$23	$160,990,006	$(150,053,748)	$10,936,281

-continued-

For the Nine Months Ended September 30, 2024

	Redeemable Convertible				Additional		Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances, January 1, 2024	24,678,355	$94,178,404	1,690,760	$2	$5,468,006	$(105,094,521)	$(99,626,513)
Stock-based compensation expense	–	–	–	–	148,206	–	148,206
Net loss	–	–	–	–	–	(8,296,059)	(8,296,059)
Balances, March 31, 2024	24,678,355	94,178,404	1,690,760	2	5,616,212	(113,390,580)	(107,774,366)
Stock-based compensation expense	–	–	–	–	90,019	–	90,019
Net loss	–	–	–	–	–	(6,572,219)	(6,572,219)
Balances, June 30, 2024	24,678,355	94,178,404	1,690,760	2	5,706,231	(119,962,799)	(114,256,566)
Issuance of common stock in initial public offering, net of underwriting discounts, commissions and offering costs of $3,734,389	–	–	3,220,000	3	22,025,608	–	22,025,611
Conversion of redeemable convertible preferred stock into common stock upon closing of initial public offering	(24,678,355)	(94,178,404)	13,710,379	14	94,178,390	–	94,178,404
Conversion of related party convertible notes payable into common stock upon closing of initial public offering	–	–	884,427	1	8,092,506	–	8,092,507
Reclassification of warrant liability to equity upon exchange of warrants to purchase redeemable convertible preferred stock for warrants to purchase common stock upon closing of initial public offering	–	–	–	–	485,172	–	485,172
Exercise of in-the-money warrants to purchase redeemable convertible preferred stock and conversion into common stock upon closing of initial public offering	–	–	26,070	–	238,540	–	238,540
Stock-based compensation expense	–	–	–	–	565,981	–	565,981
Net loss	–	–	–	–	–	(5,970,961)	(5,970,961)
Balances, September 30, 2024	–	$–	19,531,636	$20	$131,292,428	$(125,933,760)	$5,358,688

See accompanying notes to unaudited condensed consolidated financial statements.

Actuate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating Activities:
Net loss	$(17,673,899)	$(20,839,239)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,504,986	804,206
Change in estimated fair value of warrant liability	–	78,903
Gain on settlement of warrant liability	–	(343,240)
Loss on issuance of related party convertible notes payable at fair value	–	400,000
Change in estimated fair value of related party convertible notes payable	–	2,192,507
Interest accrued on license payable	15,188	13,565
Changes in operating assets and liabilities:
Prepaid assets and other current assets	47,041	(702,425)
Other assets	110,548	–
Accounts payable	(698,091)	(1,197,747)
Accrued compensation	(42,166)	(277,500)
Accrued interest	(70,957)	(70,957)
Other accrued expenses	(1,662,860)	2,871,694
Net cash used in operating activities	(15,470,210)	(17,070,233)

Financing Activities:
Proceeds from issuance of shares of common stock under underwritten public offering, net of underwriting discounts and offering costs	15,573,966	–
Proceeds from issuance of shares of common stock under June 2025 Private Placement, net	4,592,462	–
Proceeds from issuance of shares of common stock under the Committed Equity Facility, net	3,826,336	–
Proceeds from initial public offering, net of underwriting discounts and commissions	–	23,956,800
Payment of offering costs related to initial public offering	–	(1,821,777)
Proceeds from issuances of related party convertible notes payable	–	5,500,000
Proceeds from issuance of related party short-term loan	–	200,000
Payment of related party short-term loan	–	(200,000)
Proceeds from the exercise of stock options	34,115	–
Deferred offering costs	(273,528)	–
Net cash provided by financing activities	23,753,351	27,635,023

Net change in cash and cash equivalents	8,283,141	10,564,790
Cash and cash equivalents, beginning of period	8,641,622	2,958,659
Cash and cash equivalents, end of period	$16,924,763	$13,523,449

Supplemental disclosure of cash flow information:
Cash paid for interest	$70,957	$71,033
Cash paid for income taxes	$800	$800

Supplemental Schedule of Noncash Financing Activities:
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	$–	$94,178,404
Reclassification of warrant liability to equity upon exchange of not in-the-money Series B and Series C Redeemable Convertible Preferred Stock Warrants for warrants to purchase common stock	$–	$485,172
Settlement of in-the-money warrants to purchase redeemable convertible preferred stock and conversion into common stock upon initial public offering	$–	$238,540
Conversion of related party convertible notes payable into common stock upon initial public offering	$–	$8,092,507
Deferred offering costs, unpaid and accrued	$22,277	$109,412
Deferred offering costs charged against Committed Equity Facility	$25,871	$–

See accompanying notes to unaudited condensed consolidated financial statements.

Actuate Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2025 (unaudited)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2025.

Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Going Concern and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2025, the Company had cash and cash equivalents of $16,924,763 and working capital of $11,071,338. The Company has not generated any revenue and has incurred recurring operating losses since inception. The Company expects to continue to incur losses for the foreseeable future and therefore the Company’s ability to continue its operations is highly dependent on its ability to raise additional capital in the near term to fund its future operations.

On March 27, 2025, the Company entered into a common stock purchase agreement (the “Committed Equity Facility”) with B. Riley Principal Capital II (“B. Riley”) giving the Company the right, but not the obligation, to sell to B. Riley over a 36-month period up to the lesser of (i) $50 million of newly issued shares of our common stock and (ii) 3,904,374 shares of the Company’s common stock (see Note 7). The price per share of common stock sold to B. Riley is determined by reference to the volume weighted average price of the Company’s common stock as defined within the Committed Equity Facility less a 3% discount, subject to certain limitations and conditions. The total net proceeds that the Company will receive under the Committed Equity Facility will depend on the quantity, frequency and prices at which the Company sells common stock to B. Riley. During the nine months ended September 30, 2025, the Company received net proceeds of $3,800,465 in exchange for 539,967 shares of common stock sold under the Committed Equity Facility (see Note 7).

On June 25, 2025, the Company entered into a securities purchase agreement for a private placement of common stock and warrants with certain institutional and accredited investors, which closed on June 27, 2025 (the “June 2025 Private Placement”). Under the June 2025 Private Placement, the Company received aggregate net proceeds of $4,592,462 (see Note 7).

On September 10, 2025, the Company entered into an underwriting agreement (the “Underwriter Agreement”) with Lucid Capital Markets, LLC (“Underwriter”) relating to an underwritten public offering of 2,142,858 shares of common stock plus an over-allotment option to purchase up to an additional 321,428 shares of Common Stock at the public offering price of $7.00 per share, less underwriting discounts and commissions and other offering expenses (“September 2025 Public Offering”). The offering closed on September 11, 2025 and the Company issued 2,464,286 shares of common stock to the Underwriter, including shares issued under the over-allotment option, in exchange for net proceeds of $15,573,966 (see Note 7).

There can be no assurance that the Company will be able to raise sufficient proceeds in the future under the Committed Equity Facility or any additional financing will be available to the Company on acceptable terms, if at all. Moreover, the Company agreed, subject to certain exceptions, not to sell any shares of its capital stock or any securities convertible into or exercisable or exchangeable for shares of capital stock for a period of seventy-five (75) days from the closing date of the September 2025 Public Offering.

Management anticipates, based on currently proposed plans and assumptions, that our cash and cash equivalents on hand will not satisfy the Company’s operational and capital requirements beyond the second quarter of fiscal year 2026 without raising additional capital. As the Company continues to execute its business plan, it plans to seek financing for its operations through equity offerings, debt financings, or other capital sources. Our ability to raise additional capital may be adversely impacted by business conditions, global economic conditions, disruptions to, and volatility in, the financial markets in the United States and worldwide, among other matters, and we may not obtain this necessary capital when needed on acceptable terms, or at all. If events or circumstances occur such that the Company does not obtain additional funding, it may be necessary to significantly reduce our scope of operations to reduce the current rate of spending through actions such as the need to delay, limit, reduce, grant rights to develop or terminate its product development or even cease operations, which could have a material adverse effect on the Company’s business, results of operations or financial condition. Based on the above matters, we have concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern.

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

Comprehensive Loss

There were no differences between net loss and comprehensive loss presented in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024.

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, Redeemable Convertible Preferred Stock, convertible notes payable, warrants to purchase Redeemable Convertible Preferred Stock, outstanding warrants, unvested RSAs, and outstanding stock options and RSUs are considered to be potentially dilutive securities when outstanding (see Note 10). As of August 14, 2024, Redeemable Convertible Preferred Stock, convertible notes payable, warrants to purchase Redeemable Convertible Preferred Stock were no longer outstanding, and therefore were no longer considered to be potentially dilutive securities during the three and nine months ended September 30, 2025. In addition, included in the basic and diluted net loss per share calculation were RSUs awarded to an executive officer that had vested during the quarter ended September 30, 2025, but the issuance and delivery of the shares are deferred until the first quarter of 2026. The number of shares underlying vested and unsettled RSUs at September 30, 2025 was 272,055.

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

3.        FAIR VALUE MEASUREMENTS

As of September 30, 2025 and December 31, 2024, there were no financial assets or liabilities carried at fair value which were not equivalent to cost.

4.        OTHER ACCRUED EXPENSES

Other accrued expenses as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Accrued clinical trial costs	$3,793,554	$5,483,846
Other accrued expenses	465,494	438,062
Total other accrued expenses	$4,259,048	$5,921,908

5.       COMMITMENTS AND CONTINGENCIES

Operating Lease

On December 1, 2024, the Company rented office space on a month-to-month basis with no long-term commitment, representing a short-term lease. As a result, the Company has elected to apply the short-term lease exemption to its office lease and therefore has not recorded a right of use (“ROU”) asset and related lease liability in accordance with ASC 842, Leases (“ASC 842”). Rent expense recorded during the three and nine months ended September 30, 2025 was $12,900 and $38,300, respectively, which amounts were included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

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

6.        LICENSES AND AGREEMENTS

UIC License Agreement

On April 6, 2015, the Company entered into an Exclusive License Agreement with Equity (the “UIC License Agreement”) with The Board of Trustees of the University of Illinois (“UIC”), whereby, UIC granted the Company (a) an exclusive, nontransferable license, with the right to sublicense under UIC’s rights in the Patent Rights (as defined in the UIC License Agreement), and (b) a non-exclusive, non-transferable worldwide license, with the right to sublicense, to use UIC’s rights in the Technical Information (as defined in the UIC License Agreement) for all uses. In consideration of the license granted under the UIC License Agreement, the Company agreed to pay UIC (i) development milestones of up to $1.25 million, of which, up to $0.25 million is due upon the progress of clinical trials and $1.0 million is due upon the initiation of commercial sales, (ii) annual minimum royalty payments, increasing to $50,000 in year six and each year thereafter, (iii) royalty on net sales for product covered under the Patent Rights in the low single digits with a 50% reduction in royalties for products solely utilizing Technical Information, (iv) a declining percentage of sublicensing revenue based on the escalating stage of development upon a sublicensing event, and (v) the reimbursement of all patent and related expenses incurred by UIC covering the Patent Rights. For the three and nine months ended September 30, 2025, the Company incurred minimum royalty expenses and other reimbursable expenses to UIC in the aggregate amount of $0 and $58,158, respectively, which amounts were included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2024, the Company incurred minimum royalty expenses to UIC in the aggregate amount of $0 and $50,000, respectively, which amounts were included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

In addition, the Company entered into a sublicense and collaboration agreement dated August 28, 2017 with an unrelated entity that was covered under the UIC License Agreement, which sublicense agreement was later terminated on January 31, 2018. Under the UIC License Agreement, the Company owed UIC a certain percentage of amounts received under the sublicense agreement in the amount of $449,990. The Company paid UIC 10% of the sublicense fees in the amount of $44,999 and the remaining unpaid balance of $404,991 (“Deferred Amount”) was originally due and payable to UIC in two installments: 50% due and payable on the one-year anniversary from the first commercial sale and 50% due on the second-year anniversary from the first commercial sale. The Deferred Amount is treated as debt and continues to accrue interest at a rate of five percent (5%) per annum, representing the prime rate as of the date of the agreement plus 1%. On July 16, 2024, the Company and UIC entered into an amendment to the UIC License Agreement (“UIC Amendment”). Pursuant to the UIC Amendment, accrued interest is due and payable in two installments: (i) 50% was due and paid within 30 days following the closing of the Company’s initial public offering (“IPO”) on August 14, 2024; and (ii) 50% was due and paid within 30 days following the first anniversary of the closing of the IPO. Thereafter, interest will be paid annually within 30 days following the second anniversary of the closing of the IPO and annually thereafter. In addition, the UIC Amendment provides for payment of the Deferred Amount and any accrued interest thereon upon the sooner of (i) termination of the UIC License Agreement by the Company, (ii) the Company ceases development of the licensed UIC technology, (iii) the Company consummates a Change in Control (as defined in the UIC License Agreement), (iv) the Company sublicenses the licensed technology or the developed product, (v) the one-year anniversary following approval of a NDA of a licensed product, or (vii) the Company executes a partnership agreement with any entity resulting in the payment to us above a specified milestone amount or the Company secures cumulative financing equal to or exceeding $200 million. In addition, the UIC Amendment provides that to the extent the Company secures equity financing equal to or exceeding $85 million through its IPO or otherwise, 50% of the Deferred Amount is due and payable within 30 days. The remaining 50% of the Deferred Amount shall be due and payable upon the first to occur of any of the events noted above in clauses (i) through (vii). Finally, the UIC Amendment provides that for as long as the Company or a sublicensee is selling the licensed product, the Company will pay all consideration provided for in the original UIC License Agreement and described above until the last to expire market exclusivity date, the period of which for all products in a jurisdiction will not exceed a total of seven (7) years beginning with the date regulatory approval is granted for the first licensed product in the jurisdiction, and such obligation will survive termination of the UIC License Agreement.

As of September 30, 2025, interest payable to UIC was $21,956 included in the accompanying unaudited condensed consolidated balance sheet. As of December 31, 2024, interest payable to UIC was $77,725, of which, $70,957 was classified as current and $6,768 was classified as non-current, which amounts are included in the accompanying unaudited condensed consolidated balance sheet.

7.        STOCKHOLDERS’ EQUITY

Authorized and Issued Capital

The Company’s authorized capital consists of 200,000,000 shares of common stock, $0.000001 par value per share, and 10,000,000 shares of preferred stock, $0.000001 par value per share. As of September 30, 2025 and December 31, 2024, there were 23,243,328 and 19,531,636 shares of common stock issued and outstanding, respectively. There were no shares of preferred stock outstanding as of September 30, 2025 or December 31, 2024.

September 2025 Public Offering

On September 10, 2025, the Company entered into an underwritten public offering of 2,142,858 shares of common stock plus an over-allotment option to purchase up to an additional 321,428 shares of Common Stock at the public offering price of $7.00 per share, less underwriting discounts and commissions and other offering expenses. Upon closing the September 2025 Public Offering on September 11, 2025 (“Closing Date”), the Company issued 2,464,286 shares of common stock to the Underwriter, including shares issued under the over-allotment option, in exchange for net proceeds of $15,573,966, after deducting underwriter discounts and commissions and other offering expenses of approximately $1,676,036. In addition, the Company agreed, subject to certain exceptions, not to sell any shares of its capital stock or any securities convertible into or exercisable or exchangeable for shares of capital stock for a period of seventy-five (75) days from the Closing Date.

June 2025 Private Placement

On June 25, 2025, the Company entered into a securities purchase agreement for a private placement of common stock and warrants with certain institutional and accredited investors, including Bios 2024 Co-Invest, LP. Dr. Aaron G.L. Fletcher, the Chairman of the Company’s Board of Directors, is a Managing Partner and co-founder of Bios Partners, of which Bios 2024 Co-Invest, LP is an affiliate entity. Upon closing of the June 2025 Private Placement on June 27, 2025, the Company issued and sold an aggregate of (i) 666,497 shares of common stock of the Company at a purchase price of $7.00 per share, and (ii) issued warrants to purchase up to an aggregate of 666,497 shares of common stock at an exercise price of $7.00 per share. The warrants are exercisable on a cash only basis at any time after the date of issuance and expire 20 days following the earliest to occur of (i) the U.S. Food and Drug Administration (“FDA”) issuing Breakthrough Therapy Designation (“BTD”) for elraglusib and (ii) the date that the FDA provides written communication available to the Company of its determination as to whether the Company may pursue registration for elraglusib using its currently available Phase 2 data or data from a Phase 3 clinical trial (“Warrant Expiry Date”). The Company received aggregate gross proceeds of $4,665,479 from the June 2025 Private Placement, before deducting fees and offering expenses of $73,017, of which we received gross proceeds of $499,996 from Bios 2024 Co-Invest, LP in exchange for 71,428 shares of common stock and warrants to purchase 71,428 shares of common stock.

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

Committed Equity Facility

On March 27, 2025, the Company entered into a Committed Equity Facility with B. Riley giving the Company the right, but not the obligation, to sell to B. Riley over a 36-month period up to the lesser of (i) $50 million of newly issued shares of our common stock and (ii) 3,904,374 shares of the Company’s common stock. The price per share of common stock sold to B. Riley is determined by reference to the daily volume weighted-average price of the Company’s common stock as defined within the Committed Equity Facility less a 3% discount, subject to certain limitations and conditions, as calculated on each day the Company sells shares of its common stock under the Committed Equity Facility. The total net proceeds that the Company will receive under the Committed Equity Facility will depend on the quantity, frequency and prices at which the Company sells common stock to B. Riley.

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

During the nine months ended September 30, 2025, B. Riley purchased 539,967 and shares of common stock under the Committed Equity Facility in exchange for net proceeds to the Company of $3,800,465, after deducting the 3% discount, the earned Cash Commitment Fee, and other offering expenses in the aggregate amount of $603,655.

Reserved Shares

As of September 30, 2025, the Company reserved the following shares of common stock for issuance upon the (i) exercise of outstanding warrants, (ii) issuance of shares reserved under the Committed Equity Facility, (iii) exercise of issued and outstanding stock option awards and restricted stock unit awards, and (v) to reserve the remaining shares available for grant under the 2024 Stock Incentive Plan (“2024 Plan”):

September 30, 2025
Shares of common stock reserved under the Committed Equity Facility	3,364,407
Shares reserved for issuance under the 2024 Plan	2,224,341
Stock option awards issued and outstanding	1,804,477
Warrants issued and outstanding to purchase common stock	922,096
Restricted stock unit awards issued and outstanding	616,611
Total	8,931,932

8.       WARRANTS

On June 27, 2025, we issued warrants to purchase 666,497 shares of common stock in conjunction with the June 2025 Private Placement (see Note 7). As of September 30, 2025, the following warrants to purchase up to 922,096 shares of common stock were outstanding:

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

9.        EQUITY COMPENSATION PLANS

Stock Incentive Plans

In connection with the Company’s IPO, our board of directors adopted and our stockholders approved our 2024 Stock Incentive Plan (the “2024 Plan”), which became effective on August 12, 2024, the effective date of the registration statement for the Company’s IPO. The purpose of the 2024 Plan is to enhance the Company’s ability to attract, retain and motivate individuals by providing these individuals with equity ownership and incentive opportunities. All of the Company’s employees, as well as all of the Company’s non-employee directors and other consultants, advisors and other persons who provide services to the Company are eligible to receive incentive awards under the 2024 Plan, including stock options grants, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and other awards. Up to 3,316,444 shares of common stock were originally reserved for future issuance under the 2024 Plan. In addition, the number of shares of common stock available for issuance under the 2024 Plan is subject to an automatic annual increase on the first day of each calendar year beginning on January 1, 2025 and ending on and including January 1, 2034 equal to the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as may be determined by the Board. Effective January 1, 2025, the number of shares of common stock reserved for issuance under the 2024 Plan increased by 976,581 under clause (i). As of September 30, 2025, there were 2,224,341 shares available for grant under the 2024 Plan.

In addition, the Company had previously adopted the 2015 Stock Incentive Plan (the “2015 Plan”). As of September 30, 2025, there were 349,626 stock options outstanding and 20,142 unvested RSAs outstanding under the 2015 Plan. On the effective date of the 2024 Plan, there were no remaining shares available for grant under the 2015 Plan.

Restricted Stock Awards

At September 30, 2025, the total estimated unrecognized compensation cost related to unvested service-based RSAs and unvested performance based RSAs was approximately $16,000 and $42,000, respectively. The unrecognized cost related to service-based RSAs is expected to be recognized over the remaining weighted average vesting period of 0.43 years. The unrecognized cost related to performance-based RSAs will be recognized ratably over the performance period based upon the probable number of shares expected to vest. During the three and nine months ended September 30, 2025, there was no expense recorded for the outstanding performance-based RSAs.

The following summarizes our RSAs transaction activity for nine months ended September 30, 2025:

	Restricted Common Stock Award Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2024	46,463	$2.48
Granted	–	$–
Vested	(26,321)	$2.11
Forfeited	–	$–
Unvested balance at September 30, 2025	20,142	$2.98

Restricted Stock Units

At September 30, 2025, the total estimated unrecognized compensation cost related to unvested RSUs was approximately $2,486,000. This cost is expected to be recognized over the remaining weighted average vesting period of 0.81 years.

The following summarizes our RSUs transaction activity for the nine months ended September 30, 2025:

	Restricted Common Stock Unit Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	544,111	$9.15
Granted	297,500	$8.44
Vested and settled	(25,000)	$8.36
Forfeited	(200,000)	$8.23
Outstanding at September 30, 2025	616,611	$9.14
Vested at September 30, 2025	272,055	$9.15
Unvested at September 30, 2025	344,556	$9.13

Stock Options

The following summarizes our stock option transaction activity for the nine months ended September 30, 2025:

	Number of Stock Options	Grant Date Weighted Average Exercise Price
Outstanding at December 31, 2024	780,539	$5.52
Options granted	1,039,880	$7.18
Options exercised	(15,942)	$2.14
Options canceled and forfeited	–	$–
Outstanding at September 30, 2025	1,804,477	$6.50

As of September 30, 2025, total unrecognized stock-based compensation cost related to stock options was approximately $6,024,000. This cost is expected to be recognized over the weighted average remaining period of 1.52 years.

The following table provides the assumptions used in determining the estimated fair value of stock option awards granted during the nine months ended September 30, 2025:

Weighted-average expected volatility	99.27%
Weighted-average risk-free interest rate	4.01%
Weighted-average expected dividend yield	0.00%
Weighted-average expected term (in years)	5.71

The following table summarizes the stock-based compensation expense recorded in the accompanying unaudited condensed consolidated statements of operations during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$96,434	$19,404	$313,723	$123,973
General and administrative	1,704,180	546,577	4,191,263	680,233
Total	$1,800,614	$565,981	$4,504,986	$804,206

The Company has not recognized and does not expect to recognize in the near future any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance related to its net deferred tax assets.

10.        NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(5,407,470)	$(5,970,961)	$(17,673,899)	$(20,839,239)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	21,394,965	10,772,640	20,186,706	4,647,199

Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.55)	$(0.88)	$(4.48)

The potential dilutive effect of Redeemable Convertible Preferred Stock and Related Party Convertible Notes Payable outstanding during the three and nine months ended September 30, 2024 was calculated using the if-converted method assuming the conversion of underlying instruments as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. The potential dilutive effect of outstanding stock options, unvested RSAs, unvested RSUs, and outstanding warrants during the period are calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive.

The number of whole shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect were as follows:

	September 30,
	2025	2024
Stock option awards issued and outstanding	1,804,477	763,317
Warrants issued and outstanding	922,096	255,599
Unvested restricted stock unit awards issued and outstanding	344,556	544,111
Unvested RSAs	20,142	77,105
Total	3,091,271	1,640,132

11.       RELATED PARTY TRANSACTIONS

On June 25, 2025, the Company entered into a securities purchase agreement for a private placement of common stock and warrants with certain institutional and accredited investors, including Bios 2024 Co-Invest, LP. Dr. Aaron G.L. Fletcher, the Chairman of the Company’s Board of Directors, is a Managing Partner and co-founder of Bios Partners, with which Bios 2024 Co-Invest, LP is affiliated. The Company received $499,996 from Bios 2024 Co-Invest, LP in exchange for 71,428 shares of common stock and warrants to purchase 71,428 shares of common stock (see Note 7).

During 2018, the Company entered into a master service agreement with Pacific BioPharma Logistics, Inc. (“PBL”) to provide clinical support related to the packaging, labeling, kitting, storage, distribution and inventory of the Company’s investigational products. Mr. Richard Kenley, Vice President of Manufacturing for the Company (but not an “executive officer” of the Company, as defined under Rule 3b-7 of the Securities Exchange Act of 1934, as amended), is an unpaid advisor for PBL and his spouse is a shareholder in PBL. During the nine months ended September 30, 2025 and 2024, we incurred $450,197 and $719,489, respectively, in services provided by PBL, which amounts are included in research and development expense in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2025 and December 31, 2024, we had an outstanding balance owed to PBL of $29,776 and $51,540, respectively, which amounts are included in accounts payable in the accompanying unaudited condensed consolidated balance sheets.

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

In addition to the significant expense categories included within consolidated net income (loss) presented on the Company’s unaudited condensed consolidated statements of operations, see below for disaggregated amounts that comprise research and development expenses for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
External clinical trial expenses	$1,041,473	$2,615,267	$4,397,461	$11,200,195
Personnel and consulting expenses	929,833	646,885	2,645,072	2,158,804
Chemistry Manufacturing & Control (“CMC”) related costs	105,706	471,475	676,391	1,265,216
Preclinical and biomarker research	100,910	23,475	444,122	366,122
Total research and development expenses	$2,177,922	$3,757,102	$8,163,046	$14,990,337

In addition, the Company has a wholly-owned subsidiary, Actuate Therapeutics Limited, which is a dormant entity with no assets, liabilities or operations in any foreign countries.

13.       SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and transactions through the date these unaudited condensed consolidated financial statements were issued, to ensure these financial statements include appropriate disclosure of events both recognized in the financial statements and events which occurred but were not recognized in the financial statements. The Company has concluded that no subsequent event has occurred that requires disclosure.

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

Our lead clinical program, referred to as Actuate-1801, is focused on evaluating the intravenous (“IV”) injection solution of elraglusib (“Elraglusib Injection”) for the treatment of first-line mPDAC. The Actuate-1801 trial is a randomized, controlled Phase 2 trial of elraglusib in combination with gemcitabine/nab-paclitaxel (“GnP”) versus GnP alone in first-line mPDAC. The trial enrolled 286 patients with mPDAC and no prior systemic treatment for metastatic disease, who were randomized 2:1 to the elraglusib/GnP combination arm or the GnP arm. The primary endpoint for this study was median overall survival (“mOS”), with overall survival (“OS”) summarized throughout the study by estimates of 1-year survival. Secondary endpoints were overall response rates (“ORR”), median progression-free survival (“PFS”), disease control rate (“DCR”) and adverse events.

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

__________________________

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

In addition, we recently amended our investigational new drug (“IND”) application with the FDA with updated topline clinical data covering our Actuate-1801 trial in addition to filing for Breakthrough Therapy Designation (“BTD”) shortly thereafter. In response to our submission, the FDA notified us that for a BTD, they will require that a new therapy demonstrate a substantial improvement in the treatment of mPDAC over all existing standard of care therapies, including irinotecan-containing regimens. Therefore, if clinical data are supportive from our ongoing or future trials in mPDAC evaluating the combination of elraglusib plus other combination agents, we will need to submit those data to the FDA to support a potential BTD. In addition, we plan to request meetings with the FDA to gain regulatory clarity on the design of a future clinical trial required to support potential product registration in the U.S. and with the European Medicines Agency (“EMA”) to discuss regulatory and clinical trial requirements for potential conditional approval in Europe (“EU”) for the treatment of first-line mPDAC.

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

We have developed several oral dosage forms of elraglusib, which we believe will allow us to expand the number of cancer indications that we are able to target and allow us to further explore more convenient dose delivery options for patients. A clinical candidate tablet (“Elraglusib Oral Tablet”) has been selected for further development, and we are planning a Phase 1 study (Actuate-2401) to identify the maximum tolerated dose (“MTD”) and recommended Phase 2 dose (“RP2D”) for Elraglusib Oral Tablet in patients with advanced, refractory adult cancers, subject to future funding.

Components of Our Results of Operations

Our operating expenses consist of (i) research and development expenses and (ii) general and administrative expenses.

Research and Development Expenses

Research and development expenses consist primarily of external and internal costs incurred in performing clinical and preclinical development activities. Our external research and development costs primarily consist of the cost incurred under agreements with hospitals to treat and monitor patients enrolled in our clinical trials, contract research organizations (“CROs”) and contract manufacturers, consultants and other third parties to conduct and support our clinical trials and preclinical studies. Our internal research and development costs primarily include research and development personnel-related expenses such as employee compensation, employer taxes, group insurance benefits, and stock-based compensation.

We expense research and development costs as incurred. We have been developing our lead investigational product candidate, elraglusib, since inception, and therefore, substantially all of our research and development costs were related to the development of elraglusib. We track research and development expenses on an aggregate basis and not on an indication-by-indication or treatment setting-by-treatment setting basis.

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

Other Income (Expense)

Change in Fair Value of Warrant Liability

We previously had outstanding warrants that required liability classification. The warrants were recorded at fair value upon issuance and were subject to remeasurement to fair value at each balance sheet date, with any changes in fair value recognized in other income (expense), net. The warrant liabilities were remeasured upon the closing of our initial public offering (“IPO”) and marked to market to its fair value before being reclassified to equity.

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

Results of Operations

 We have incurred significant operating losses and negative cash flows from operations since our inception. Our net losses were $27,285,328 and $24,744,620 for the years ended December 31, 2024 and 2023, respectively, and $17,673,899 and $20,839,239 for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $150,053,748. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses in the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for, and potentially commercialize elraglusib, and potentially seek to discover, acquire and develop additional product candidates, utilize third parties to manufacture elraglusib, hire additional personnel, expand and protect our intellectual property, and incur additional costs associated with being a public company. If we obtain regulatory approval for elraglusib, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution.

Comparison of the Three Months Ended September 30, 2025 and 2024:

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Change
Operating expenses:
Research and development	$2,177,922	$3,757,102	$(1,579,180)
General and administrative	3,294,456	1,635,801	1,658,655
Total operating expenses	5,472,378	5,392,903	79,475
Loss from operations	(5,472,378)	(5,392,903)	(79,475)
Other income (expense):
Change in estimated fair value of warrant liability	–	193,951	(193,951)
Gain on settlement of warrants (non-cash)	–	343,240	(343,240)
Change in estimated fair value of related party convertible notes payable	–	(1,192,507)	1,192,507
Interest expense	(5,063)	(3,489)	(1,574)
Interest income	69,971	80,747	(10,776)
Total other income (expense), net	64,908	(578,058)	642,966
Net loss	$(5,407,470)	$(5,970,961)	$563,491

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Change
External clinical trial expenses	$1,041,473	$2,615,267	$(1,573,794)
CMC related costs	105,706	471,475	(365,769)
Personnel and consulting expenses	929,833	646,885	282,948
Preclinical and biomarker research	100,910	23,475	77,435
Total research and development expenses	$2,177,922	$3,757,102	$(1,579,180)

The decrease in research and development expenses of $1,579,180 for the three months ended September 30, 2025 compared to the same prior year period was primarily due to a (i) decrease in external clinical trial expenses of $1,573,794 mostly related to lower patient fees and CRO costs associated with fewer patients on study during the current period related to the randomized Phase 2 mPDAC trial (Actuate-1801 Part 3B) and (ii) a decrease in Chemistry Manufacturing & Control (“CMC”) related costs of $365,769 primarily due to the timing of drug product manufacturing and stability studies to support ongoing trials. These amounts were offset by a current period (i) increase in personnel and consulting expenses of $282,948 primarily due to an increase in consulting expenses associated with the Company’s regulatory and clinical operations related to the Actuate-1801 Part 3B trial, an increase in non-cash stock-based compensation expense of $77,030 related to awards granted to employees and consultants of the Company, and an increase in bonus expense, and (ii) an increase in preclinical and biomarker studies in the current period of $77,435 primarily due to new studies completed in the current period.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Change
Personnel-related expenses	$2,297,140	$909,075	$1,388,065
Professional and consulting fees	651,669	464,503	187,166
Other expenses	345,647	262,223	83,424
Total general and administrative expenses	$3,294,456	$1,635,801	$1,658,655

The increase in general and administrative expenses of $1,658,655 for the three months ended September 30, 2025 compared to the same prior year period was primarily due to (i) an increase in personnel-related expenses of $1,388,065 mostly due to an increase in non-cash stock-based compensation expense of $1,157,603 related to awards granted to employees, non-employee members of the board of directors, and consultants of the Company combined with a current period increase in base salaries for certain administrative employees and an increase in bonus expense, (ii) an increase in professional and consulting fees of $187,166 primarily due to an increase in consulting fees associated with investor relations and administrative support, and (iii) an increase in other expenses of $83,424 primarily due to an increase in the cost of directors and officers insurance, board fees, and other public company expenses.

Other Income (Expense)

Other income (expense), net, for the three months ended September 30, 2025 and 2024 is comprised of the following:

•	Change in fair value of warrant liability — During the three months ended September 30, 2024, we recognized a decrease in fair value of the warrant liability of $193,951 based on the estimated fair value of warrant liability using the Black-Scholes valuation model at August 14, 2024 (closing date of the IPO), which amount is included in other income (expense) in the accompanying unaudited condensed consolidated financial statements. As of December 31, 2024, there were no Redeemable Convertible Preferred Stock Warrants outstanding and no related warrant liability.

•	Gain on settlement of warrants — During the three months ended September 30, 2024, we recognized a gain on settlement of warrants of $343,240 on the closing date of the IPO, representing the difference between the estimated fair value at June 30, 2024 and the estimated fair value upon conversion into shares of common stock on August 14, 2024.

•	Change in estimated fair value of Related Party Convertible Notes Payable — The change in the estimated fair value of the Related Party Convertible Notes Payable of $1,192,507 for the three months ended September 30, 2024 represents the difference between the estimated fair value at June 30, 2024 and the estimated fair value upon conversion into shares of common stock on August 14, 2024.

•	Interest expense — Interest expense for the three months ended September 30, 2025 and 2024 represents interest accrued on amounts owed under a license agreement with UIC, whereby UIC agreed to defer amounts payable to UIC under a former sublicense agreement in the amount of $404,991 in exchange for an interest-bearing license payable.

•	Interest income — Interest income for the three months ended September 30, 2025 and 2024 represents interest earned on cash and cash equivalents based on the then prevailing market rates. The decrease in interest income for the three months ended September 30, 2025 compared to the same prior year period is primarily due to a lower average cash balance on hand compared to the same prior year period.

Comparison of the Nine Months Ended September 30, 2025 and 2024:

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Change
Operating expenses:
Research and development	$8,163,046	$14,990,337	$(6,827,291)
General and administrative	9,643,793	3,611,269	6,032,524
Total operating expenses	17,806,839	18,601,606	(794,767)
Loss from operations	(17,806,839)	(18,601,606)	794,767
Other income (expense):
Change in estimated fair value of warrant liability	–	(78,903)	78,903
Gain on settlement of warrants (non-cash)		343,240	(343,240)
Loss on issuance of related party convertible notes payable at fair value	–	(400,000)	400,000
Change in estimated fair value of related party convertible notes payable	–	(2,192,507)	2,192,507
Interest expense	(15,188)	(13,641)	(1,547)
Interest income	148,128	104,178	43,950
Total other income (expense), net	132,940	(2,237,633)	2,370,573
Net loss	$(17,673,899)	$(20,839,239)	$3,165,340

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Change
External clinical trial expenses	$4,397,461	$11,200,195	$(6,802,734)
CMC related costs	676,391	1,265,216	(588,825)
Personnel and consulting expenses	2,645,072	2,158,804	486,268
Preclinical and biomarker research	444,122	366,122	78,000
Total research and development expenses	$8,163,046	$14,990,337	$(6,827,291)

The decrease in research and development expenses of $6,827,291 for the nine months ended September 30, 2025 compared to the same prior year period was primarily due to a (i) decrease in external clinical trial expenses of $6,802,734 mostly related to lower patient fees and CRO costs associated with fewer patients on study during the current period related to the randomized Phase 2 mPDAC trial (Actuate-1801 Part 3B) and (ii) a decrease in CMC related costs of $588,825 in the current period primarily due to the timing of drug product manufacturing and stability studies. These amounts were offset by (i) an increase in personnel and consulting expenses of $486,268 due to an increase in non-cash stock-based compensation expense of $189,750 related to awards granted to employees and consultants of the Company, an increase in payroll and consulting expenses primarily related to increased clinical and regulatory activities, and an increase in bonus expense, and (ii) an increase in preclinical and biomarker studies in the current period of $78,000 primarily due to new studies completed in the current period.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Change
Personnel-related expenses	$6,044,567	$1,707,074	$4,337,493
Professional and consulting fees	2,406,479	1,495,659	910,820
Other expenses	1,192,747	408,536	784,211
Total general and administrative expenses	$9,643,793	$3,611,269	$6,032,524

The increase in general and administrative expenses of $6,032,524 for the nine months ended September 30, 2025 compared to the same prior year period was primarily due to (i) an increase in personnel-related expenses of $4,337,493 mostly due to an increase in non-cash stock-based compensation expense of $3,511,030 related to awards granted to employees, non-employee members of the board of directors, and consultants of the Company combined with an increase in payroll and related expenses primarily related to the hiring of the Company’s chief financial officer in June 2024, a current period increase in base salaries for certain administrative employees and an increase in bonus expense, (ii) an increase in professional and consulting fees of $910,820 primarily due to increased legal fees related to routine corporate activities combined with an increase in consulting fees associated with investor relations and administrative support, which amounts were offset by a decrease in board member search fees and valuation services and (iii) an increase in other expenses of $784,211 primarily due to an increase in the cost of directors and officers insurance, board fees, listing fees, and other public company expenses.

Other Income (Expense)

Other income (expense), net, for the nine months ended September 30, 2025 and 2024 is comprised of the following:

•	Change in fair value of warrant liability — During the nine months ended September 30, 2024, we recognized an increase in fair value of the warrant liability of $78,903 based on the estimated fair value of warrant liability using the Black-Scholes valuation model at August 14, 2024 (closing date of the IPO), which amount is included in other income (expense) in the accompanying unaudited condensed consolidated financial statements. As of December 31, 2024, there were no Redeemable Convertible Preferred Stock Warrants outstanding and no related warrant liability.

•	Gain on settlement of warrants — During the nine months ended September 30, 2024, we recognized a gain on settlement of warrants of $343,240 on the closing date of the IPO, representing the difference between the estimated fair value at December 31, 2023 and the estimated fair value upon conversion into shares of common stock on August 14, 2024.

•	Loss on issuance of related party convertible notes payable at fair value — The loss on issuance of the Related Party Convertible Notes Payable of $400,000 for the nine months ended September 30, 2024 represents the difference between the estimated fair value of the Related Party Convertible Notes Payable on the issuance date and the principal amount of the note on the issuance date based on the valuation assumptions.

•	Change in estimated fair value of Related Party Convertible Notes Payable — The change in the estimated fair value of the Related Party Convertible Notes Payable of $2,192,507 for the nine months ended September 30, 2024 represents the difference between the estimated fair value at issuance and the estimated fair value upon conversion into common stock on August 14, 2024.

•	Interest expense — Interest expense for the nine months ended September 30, 2025 and 2024 represents interest accrued on amounts owed under a license agreement with UIC, whereby UIC agreed to defer amounts payable to UIC under a former sublicense agreement in the amount of $404,991 in exchange for an interest-bearing license payable.

•	Interest income — Interest income for the nine months ended September 30, 2025 and 2024 represents interest earned on cash and cash equivalents based on the then prevailing market rates. The increase in interest income for the nine months ended September 30, 2025 compared to the same prior year period is primarily due to a higher average cash balance on hand compared to the same prior year period.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We expect to incur significant expenses and operating losses in the foreseeable future as we advance the clinical development of elraglusib and any future product candidates.

On June 27, 2025, the Company closed the June 2025 Private Placement and received aggregate net proceeds of $4,592,462 in exchange for 666,497 shares of common stock (see Note 7 to the accompanying unaudited condensed consolidated financial statements).

On September 11, 2025, the Company closed the September 2025 Public Offering and received net proceeds of $15,573,966 in exchange for the issuance of 2,464,286 shares of common stock to the Underwriter, including shares issued under the over-allotment option (see Note 7 to the accompanying unaudited condensed consolidated financial statements).

During the nine months ended September 30, 2025, the Company received net proceeds of $3,800,465 in exchange for 539,967 shares of common stock sold under the Committed Equity Facility (see Note 7 to the accompanying unaudited condensed consolidated financial statements).

As of September 30, 2025, we had cash and cash equivalents of $16,924,763 and working capital of $11,071,338. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue our development of, seek regulatory approval for, and potentially commercialize elraglusib and potentially seek to discover and develop and/or license or acquire additional product candidates, conduct our ongoing and planned clinical trials and preclinical studies, continue our research and development activities, utilize third parties to manufacture elraglusib, hire additional personnel, expand and protect our intellectual property, and incur additional costs associated with being a public company. Based on our current operating plan, we estimate that our existing cash and cash equivalents as of the date of this Quarterly Report will not satisfy the Company’s operational and capital requirements beyond the second quarter of fiscal year 2026 without raising additional capital. There can be no assurance that the Company will be able to raise sufficient proceeds in the future under the Committed Equity Facility or any additional financing will be available to the Company on acceptable terms, if at all. Moreover, the Company agreed, subject to certain exceptions, not to sell any shares of its capital stock or any securities convertible into or exercisable or exchangeable for shares of capital stock for a period of seventy-five (75) days from the closing date of the September 2025 Public Offering.

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

Cash Flow Summary

The following table provides a summary of our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(15,470,210)	$(17,070,233)
Net cash provided by financing activities	23,753,351	27,635,023
Net change in cash and cash equivalents	$8,283,141	$10,564,790

Cash Flows From Operating Activities

Nine Months Ended September 30, 2025 — Net cash used in operating activities for the nine months ended September 30, 2025 consisted of our net loss of $17,673,899 combined with cash used by a net change in operating assets and liabilities of $2,316,485, which amounts were offset by non-cash stock-based compensation expense of $4,504,986 and an increase in accrued interest on license payable of $15,188.

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

Cash Flows From Financing Activities

Nine Months Ended September 30, 2025 — During the nine months ended September 30, 2025, net cash provided by financing activities consisted of net proceeds received of (i) $15,573,966 under the September 2025 Public Offering, (ii) $4,592,462 under the June 2025 Private Placement, (iii), $3,826,336 from the sale of common stock to B. Riley under the Committed Equity Facility, and (iv) $34,115 from the exercise of stock options, which amounts were offset by the payment of deferred offering costs of $273,528.

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

Critical Accounting Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. There were no material changes to our critical accounting estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 13, 2025.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of September 30, 2025, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A.	Risk Factors

RISK FACTORS

Investing in our common stock involves a high degree of risk. Before you decide to invest in our common stock, you should carefully consider all the information within this Quarterly Report, including the information contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in our condensed consolidated financial statements and the related notes contained in Part I, Item 1 within this Quarterly Report. In addition, you should carefully consider the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 13, 2025 (“Annual Report”), our Quarterly Reports on Form 10-Q, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, results of operations, financial condition, liquidity, and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, results of operations, financial condition, and prospects.

Other than as set forth in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there have been no material changes to our risk factors disclosed in Part I, Item 1A, of our Annual Report or our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, filed with the SEC on May 15, 2025 and August 14, 2025, respectively.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2025, we sold 283,538 shares of our common stock to B. Riley Principal Capital II pursuant to a common stock purchase agreement dated March 27, 2025 for the net proceeds of $1,663,236. All shares of common stock issued and sold to B. Riley Principal Capital II were issued pursuant to Section 4(a)(2) of the Securities Act, as transactions not involving a public offering.

Item 5.	Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Exhibit No.	Description

1.1	Underwriting Agreement dated as of September 10, 2025 between the Company and Lucid Capital Markets, LLC (incorporated by reference from our Current Report on Form 8-K as filed on September 10, 2025)
3.1	Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 14, 2024)
3.2	Amended and Restated Bylaws of Actuate Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 14, 2024)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2025	ACTUATE THERAPEUTICS, INC. /s/ Daniel Schmitt Daniel Schmitt. President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: November 13, 2025	ACTUATE THERAPEUTICS, INC. /s/ Paul Lytle Paul Lytle. Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

