Form 10-K
period 2025-12-31
ACTUATE THERAPEUTICS, INC.
filed 2026-03-26
CIK 1652935

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission File Number: 001-42139

ACTUATE THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-3044785 (I.R.S. Employer Identification No.)

1751 River Run, Suite 400, Fort Worth, Texas (Address of principal executive offices)	76107 (Zip Code)

Registrant’s telephone number, including area code: (817) 887-8455

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.000001 per share	ACTU	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of the registrant’s common stock on such date as reported by Nasdaq Global Market, was approximately $42.1 million. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of registrant’s common stock outstanding as of March 25, 2026 was 23,709,943.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2025. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Actuate,” the “Company,” “we,” “us,” and “our” refer to Actuate Therapeutics, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report” or “Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") about us and our industry. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or the negative of these terms or other comparable terminology are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. The forward-looking statements in this Report include, but are not limited to, statements concerning the following:

•	our expectations for the results of our ongoing Phase 2 clinical trial of elraglusib for the treatment of mPDAC;
•	our plans to meet with the U.S. Food and Drug Administration (the “FDA”) or European Medicines Agency (“EMA”) in the first half of 2026 to discuss the design and execution of a Phase 3 global registration study of elraglusib for the treatment of mPDAC;
•	our expectations for the results of our pre-clinical studies and clinical trials;
•	our ability to enroll additional patients or establish or advance plans for further development, including through conversations with the FDA or EMA;
•	our ability to successfully manage our relationships with our licensors and third-party service providers;
•	our ability to maintain, protect and further develop our intellectual property rights;
•	our ability to fund our current operations with our cash on hand as of the date of this Report and our ability to raise additional capital as and when needed;
•	our future financial and operating results;
•	our intentions, expectations and beliefs regarding anticipated growth, market penetration and trends in our business; and
•	the timing and success of our plan of commercialization.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those summarized under the heading “Risk Factor Summary” and discussed further under the heading “Risk Factors” in this Report.

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

ii

RISK FACTOR SUMMARY

The following is a summary of the key risks and uncertainties that make an investment in our securities speculative and risky. The summary below does not contain all of the information that may be important to you, and you should read this summary together with the more detailed description of the risks set forth under "Item 1A. Risk Factors" of this Annual Report.

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

•	We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant operating losses for the foreseeable future. We may never generate revenue or achieve profitability, and if we do achieve profitability, it may not be sustained.
•	We will require substantial additional capital to finance our operations, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or our operations.
•	Raising additional capital or acquiring or licensing assets by issuing equity or debt securities may cause dilution to our stockholders, and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.

Risks Related to the Development and Commercialization of Our Product Candidates

•	We currently depend entirely on the success of elraglusib, which is our only product candidate. If we are unable to advance elraglusib in clinical development, obtain regulatory approval and ultimately commercialize elraglusib in a timely manner, our business will be materially harmed.
•	We do not have and may never have any approved products on the market. Our business is highly dependent upon receiving approvals from various governmental agencies and will be severely harmed if we are not granted approval to manufacture and sell our product candidates.
•	Clinical and preclinical drug development involves a lengthy and expensive process with uncertain timelines and outcomes, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results. Elraglusib or any future product candidates may not achieve favorable results or receive regulatory approval on a timely basis, if at all.
•	Our product development efforts are at an early stage. We have not yet undertaken any marketing efforts, and there can be no assurance that future anticipated market testing and analyses will validate our marketing strategy. We may need to modify the products, or we may not be successful in either developing or marketing those products.
•	The successful commercialization of elraglusib or any future product candidates, if approved, will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and favorable pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our products could limit our ability to market those products and decrease our ability to generate revenue.

Risks Related to Our Reliance on Third Parties

•	The termination of third-party licenses could adversely affect our rights to important technologies.
•	Our current drug substance (“DS”) manufacturer of elraglusib is in China, and it is unknown how current or future geopolitical relationships with China may affect our ability to obtain DS, increase our costs, delay clinical trials and potential regulatory approval, and adversely impact our financial condition.
•	We depend on a third-party manufacturer for certain drug substances, drug products, raw materials, samples, components, and other materials used in our product candidates. We obtain our supplies on a purchase order basis and do not have any long-term supply agreements in place. If we are unable to source these supplies on a timely basis, or establish longer-term contracts with suppliers, we will not be able to complete our clinical trials or studies on time and the development of our product candidates may be delayed.
•	Data provided by collaborators and other parties upon which we rely have not been independently verified and could turn out to be inaccurate, misleading, or incomplete.

iii

Risks Related to Our Intellectual Property

•	We may not be able to enforce our intellectual property rights throughout the world.
•	If we and our third-party licensors do not obtain and preserve protection for key intellectual property rights, our competitors may be able to take advantage of our (and our licensors’) development efforts.
•	Intellectual property disputes could require us to spend time and money to address such disputes and could limit our intellectual property rights.
•	Patent terms may be inadequate to protect the competitive position of elraglusib or any future product candidates for an adequate amount of time.
•	We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.
•	Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse impact on the success of our business.
•	Intellectual property rights of third parties could adversely affect our ability to commercialize our current or future technologies or drug candidates, and we might be required to litigate or obtain licenses from third parties to develop or market our current or future technologies or drug candidates, which may not be available on commercially reasonable terms, or at all.
•	We may be subject to claims that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Risks Related to Our Business Operations and Industry

•	We may be subject to various U.S. federal, state and foreign healthcare laws and regulations, which could increase compliance costs, and our failure to comply with these laws and regulations could harm our reputation, subject us to significant fines and liability or otherwise adversely affect our business.
•	The U.S. Congress, the Trump administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.
•	Our information technology systems, or those of any of our service providers, may fail or suffer security incidents and other disruptions, which could result in a material disruption of our development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.
•	Disruptions at the U.S. Food and Drug Administration (the “FDA”) and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.
•	Effective collaboration with the FDA’s Center for Drug Evaluation and Research (“CDER”) for the approval of drug candidates is a highly demanding process which can result in increased time and expense to gain approvals.

Risks Related to our Common Stock

•	Concentration of ownership by our principal stockholders limits the ability of others to influence the outcome of director elections and other transactions requiring stockholder approval, creates the potential for conflicts of interest, may negatively impact our stock price and may deter or prevent efforts by others to acquire us, preventing our stockholders from realizing a control premium.
•	There was no public market for our common stock prior to the IPO in August 2024. An active, liquid and orderly market for our common stock may not be sustained, or we may in the future fail to satisfy the continued listing requirements of Nasdaq, and you may not be able to resell your shares at or above your purchase price or at all.
•	The trading price of the shares of our common stock could be highly volatile regardless of our operating performance, and purchasers of our common stock could incur substantial losses.

iv

PART I

Item 1. Business.

Overview

Class-Leading GSK-3β Inhibitor

We are a clinical stage biopharmaceutical company focused on developing therapies for the treatment of high impact, difficult to treat cancers through the inhibition of glycogen synthase kinase-3 (“GSK-3”). We are developing elraglusib, an ATP-competitive small molecule that is designed to enter cancer cells and block the function of the enzyme glycogen synthase kinase-3 beta (“GSK-3β”), a master regulator of complex biological signaling cascades, including those mediated by oncogenes, that lead to tumor cell survival, growth, migration, and invasion. We believe that the blockade of GSK-3β signaling ultimately results in the death of the cancer cells and the regulation of anti-tumor immunity. There are no approved high-affinity inhibitors of GSK-3β and we believe elraglusib is one of the most advanced GSK-3β inhibitors in clinical development. Elraglusib was originally known as 9-ING-41 but was granted the elraglusib International Nonproprietary Names (“INN”) and United States Adopted Names (“USAN”) generic name in 2021.

Exclusive Rights

We have exclusively licensed elraglusib, a proprietary and patent protected GSK-3 inhibitor developed in a collaboration between The Board of Trustees of the University of Illinois-Chicago (“UIC”) and Northwestern University (“NU”).

Broad Therapeutic Potential

We believe elraglusib represents a “pipeline in a molecule” with a broad opportunity for us to potentially initiate and advance multiple drug development programs around our lead asset based on its multimodal mechanisms of action, data emerging from completed or ongoing clinical trials and non-clinical biological, cellular, and animal data. Animal tumor model data, clinical trial data and AI-based computational approaches have identified a number of areas of unmet clinical need in cancer treatment where elraglusib may play an interventional role, including pancreatic, metastatic melanoma, lung, colon, breast, renal, and ovarian cancer, leukemias and lymphomas, as well as some pediatric cancers including Ewing sarcoma, neuroblastoma and pediatric leukemias.

Figure 1 shows the broad therapeutic potential of elraglusib where evidence of preclinical and clinical activity has been observed.

Figure 1: GSK-3β inhibitors and elraglusib’s potential to treat numerous cancer histologies.

Significant Clinical Experience and Promising Phase 2 Data in mPDAC

To date, we have treated over 500 patients with elraglusib as an IV injection (“Elraglusib Injection”) in Phase 1 and Phase 2 studies.

Our most advanced clinical indication is first-line metastatic pancreatic ductal adenocarcinoma (“mPDAC”). Our Phase 2 study in mPDAC, known as Actuate-1801 Part 3B study, is a randomized, controlled Phase 2 trial that enrolled 286 patients with no prior systemic treatment for metastatic disease. The primary endpoint for this study was median overall survival (“mOS”), with overall survival (“OS”) summarized throughout the study by estimates of 1-year survival. Updated data results presented at the American Society of Clinical Oncology (“ASCO”) Genitourinary Cancers Symposium (“ASCO GI”) in January 2026 utilizing a data cutoff as of November 22, 2025 showed that the trial met its primary endpoint, demonstrating a statistically significant improvement in mOS with elraglusib plus gemcitabine/nab-paclitaxel (“GnP”) versus GnP alone.

Data presented at ASCO GI included:

•	Statistically significant benefit in mOS in the elraglusib/GnP arm vs GnP control arm (mOS 10.1 months vs. 7.2 months, p=0.02, HR=0.62);
•	Near doubling of the 12-month survival rate, from 22.3% in the GnP arm to 44.4% in the elraglusib/GnP arm; and
•	Almost fivefold increase in 24-month survival rate, from 2.6% in the GnP control arm to 12.9% in the elraglusib/GnP arm, emphasizing the potential for long-term clinical benefit.

Elraglusib Injection Shows Promise in the Treatment of Pediatric Cancers

In addition to mPDAC, Elraglusib Injection is also being evaluated in pediatric cancer patients with recurrent/refractory solid cancers. This study, Actuate-1902, is a Phase 1/2 study that evaluated escalating doses of elraglusib as a single agent as well as in combination with irinotecan or cyclophosphamide/topotecan in the Phase 1 portion of the trial. Patients in this Actuate-1902 study also experienced a number of objective responses in the combination chemotherapy arms, and based on this data, we identified Ewing sarcoma and neuroblastoma as new indications for further development of Elraglusib Injection, further expanding the potential of elraglusib.

Elraglusib Oral Dose Tablet Allows Us to Expand into New Indications

We have developed several oral dosage forms of elraglusib, which we believe will allow us to expand the number of cancer indications that we are able to target and allow us to further explore more convenient dose delivery options for patients. A clinical candidate tablet, the Elraglusib Oral Tablet, has been selected for further development and, subject to future funding, we are planning a Phase 1 study to identify the maximum tolerated dose and recommended Phase 2 dose (“RP2D”) for Elraglusib Oral Tablet in adult patients with advanced, refractory cancers. Once we have determined a RP2D, several Phase 2 studies have been identified for further clinical development of Elraglusib Oral Tablet, subject to additional funding, based on data from previous studies, including but not limited to, refractory, metastatic melanoma and refractory, metastatic colorectal cancer, and non-small cell lung cancer.

Pancreatic Cancer Represents a High Unmet Need with Limited Treatment Options for Patients

According to the American Cancer Society, the annual incidence of pancreatic cancer is expected to exceed 67,000 patients in the United States in 2026. Pancreatic ductal adenocarcinoma (“PDAC”) is considered one of the most aggressive malignancies, with approximately 90% of patients presenting with advanced disease. Despite advances in the treatment therapies over the last 30 years, the 5-year survival rate for Stage IV disease is less than 5%. The standard of care for first-line treatment of mPDAC generally includes one of the following two chemotherapy regimens:

•	FOLFIRINOX: A combination of 5-fluorouracil, irinotecan, and oxaliplatin, which has been established as the new standard of care for advanced or mPDAC. It achieved a mOS of 11.1 months in the ACCORD/PRODIGE Phase 3 trial.
•	GnP: This regimen achieved a mOS of 8.5 months with GnP compared to 6.7 months with gemcitabine alone in the MPACT Phase 3 trial.

A recent review of clinical trials in Future Oncology1 showed that the mOS in patients with mPDAC treated with GnP ranged from approximately 3.6 to 9.8 months with an unweighted mOS of 6.9 months. Therefore, we believe the ability to extend survival by even a few months would be considered meaningful in this patient population.

Our Strategy and Strengths

We believe that we have several strengths that support our vision of developing therapies for the treatment of high impact, difficult to treat cancers through the inhibition of GSK-3β, including:

•	Advancing a potentially class-leading GSK-3β inhibitor, elraglusib with a novel, multimodal mechanisms of action (“MOA”) profile, in multiple advanced trials for the treatment of cancer.
•	Broad potential with clinical responses (complete responses and partial responses) and extended disease control observed across multiple cancer histologies.
•	Extended survival and increased responses observed in mPDAC, relapsed/refractory Ewing sarcoma, and neuroblastoma.
•	Preliminary evidence of clinical benefit has also been observed in patients with metastatic melanoma and relapsed/refractory colorectal and lung cancer.
•	Elraglusib Oral Tablet developed and ready for Phase 1/2 study in advanced cancer patients.
•	Broad composition of matter intellectual property protection and development incentives.
•	Orphan Drug Designations for pancreatic and other cancer types; Fast Track Designation for pancreatic cancer.

Our strategy is to develop elraglusib for multiple advanced cancer indications with high unmet medical need and significant commercial potential, initially in patients with metastatic pancreatic cancer, pediatric cancers, and metastatic melanoma, subject to available financing and/or funding from potential strategic collaborations. We believe that our two product candidates, Elraglusib Injection and Elraglusib Oral Tablet, will provide us with two different dosage forms of drug product with different attributes that will allow us to tailor each dosage form to a specific cancer type to potentially improve outcomes and compliance. Key elements of our strategy to accomplish this objective include:

•	Build a Sustainable Oncology Company. Our vision is to build a leading oncology company with a sustainable pipeline of target indications revolving around a patented, active product candidate, elraglusib, that can be delivered in different ways to potentially treat a wide variety of cancers. To accomplish this, we are focused on rapid advancement of our currently active clinical trials while curating and preparing additional indications for future expansion of elraglusib development. This effort is led by Daniel Schmitt, our president, chief executive officer and founder, and Dr. Andrew Mazar, our scientific co-founder and chief operating officer. Together, they bring more than 60 years of combined experience in biotechnology management and healthcare investing. Mr. Schmitt has led and contributed to the successful development and launch of multiple pharmaceutical and health technology products and executed licensing, acquisition, and development transactions totaling over approximately $1.0 billion in milestone value. Dr. Mazar has founded seven start-ups and is the co-founder, former chief scientific officer and director of Monopar Therapeutics, Inc. (Nasdaq: MNPR) as well as the former chief scientific officer of Attenuon, LLC. Dr. Mazar has shepherded eleven drugs from discovery stage through Phase 2 and Phase 3 trials.

•	Advance Our Lead Product Candidate, Elraglusib, Through Clinical Trials. We have generated clinical data from over 500 patients who have been treated with elraglusib to date. Under the innovative seamless study design of our Actuate-1801 Master Protocol, we have reported promising top-line data from our Phase 2 trial testing Elraglusib Injection in combination with GnP in mPDAC. We are also considering advancing the development of elraglusib in pediatric cancers, including Ewing sarcoma and neuroblastoma, based on promising data from the Phase 1 portion of the Actuate-1902 study, pending additional internal or external funding support. We also intend to explore strategically identified investigator-initiated trials (“IITs”) that may identify additional indications and standard of care products to combine with elraglusib in indications that go beyond those already identified, which would allow us to further leverage our pipeline in a molecule. By collaborating with our network of oncology Key Opinion Leaders (“KOLs”), we anticipate partnering to access non-dilutive funding for our IITs, to the extent available.

 _______________________

1 Cockrum P, Dennen S, Brown A, Briggs J, Paluri R. Real-world clinical outcomes and economic burden of metastatic pancreatic ductal adenocarcinoma: a systematic review. Future Oncol. 2025; 21: 241-260. doi: 10.1080/14796694.2024.2435253. Epub 2024 Dec 8.

•	Obtain Regulatory Development Incentives to Accelerate the Path to Potential Approval of Elraglusib. One of our strategic objectives is to obtain development incentives in the United States and in other countries that we believe may accelerate our path to drug approval: Orphan Drug Designation (“ODD”), Fast Track Designation (“FTD”) and Breakthrough Therapy Designation (“BTD”) in the United States; Orphan and priority medicines (“PRIME”) designations in the EU; and Orphan designations in Japan and Australia. There is no guarantee that any such designation, if received, will lead to a faster development, regulatory review or approval process; or increase the likelihood that a product candidate will receive FDA approval.

•	Explore Strategic Partnerships That Can Accelerate and Maximize the Potential of GSK-3 Inhibitors. We will evaluate potential strategic partnering opportunities with pharmaceutical companies which could further help us to accelerate development of elraglusib by providing expertise, guidance, and funding to expand the pipeline into different tumors and other disease areas that could benefit from GSK-3 inhibitor therapy. We may also broaden the reach of our platform by selectively in-licensing technologies or novel product candidates, pending the availability of the necessary funding. In addition, we will consider potentially out-licensing certain geographic rights to elraglusib or other product candidates in our target indications or for indications and industries that we are not currently pursuing ourselves.

•	Leverage Our Academic and Research Partnerships. We are actively engaging with regulators, KOLs, advocates and other stakeholders early and throughout the development process in each cancer indication being considered for development to enhance the probability of technical success. We currently have clinical partnerships with investigators conducting IITs where we provide elraglusib drug product and input into study design while retaining the rights to any preexisting intellectual property and the right for exclusively licensing any joint inventions resulting from the studies. We also have a research and development collaboration with Lantern Pharma Inc. to leverage their artificial intelligence platform to further understand the effects of elraglusib and identify patient subtypes that are particularly susceptible to GSK-3 inhibition. We expect to continue to leverage these partnerships and establish others to hone and expand our research and development efforts.

Our Solution

Elraglusib represents a broad opportunity for us to potentially initiate and advance multiple drug development programs around our lead asset based on data emerging from completed or ongoing Phase 1/2 trials. Our lead program is developing Elraglusib Injection for the first-line treatment of mPDAC. Despite advances in the treatment therapies over the last 30 years, the 5-year survival rate for Stage IV mPDAC remains at less than 5%, representing one of the lowest of any cancer type.

Our Advancing Pipeline

Our initial focus is on the development of GSK-3 inhibitors for the treatment of cancers with ineffective treatment options and poor overall survival. Given our ability to formulate elraglusib in both the Elraglusib Injection and Elraglusib Oral Tablet forms, and given the potential to administer this molecule as an IV or oral formulation depending on the cancer type and existing standard of care, we believe that elraglusib represents a pipeline in a molecule that can be broadly developed if adequate funding is secured. We are focused on advancing trials in mPDAC, Ewing sarcoma, and neuroblastoma with Elraglusib Injection while also advancing the Elraglusib Oral Tablet in a Phase I trial in advanced solid tumors. Our ability to advance our ongoing and planned clinical trials listed in Figure 2 will depend on whether we can raise sufficient capital to support those trials, including potential support from strategic collaborations.

Figure 2: Ongoing and planned clinical trials.

Developing Elraglusib Injection for the Treatment of mPDAC

Our lead clinical program is focused on evaluating Elraglusib Injection for the treatment of first-line mPDAC. The Phase 2 trial is a randomized, controlled Phase 2 trial of elraglusib in combination with GnP versus GnP alone in first-line mPDAC. The trial enrolled 286 patients with mPDAC and no prior systemic treatment for metastatic disease. Patients were randomized 2:1 to the elraglusib/GnP combination arm or the GnP arm, respectively. This study included a run-in to explore two different dosing schedules of elraglusib/GnP (once weekly versus twice weekly) to evaluate the potential of moving to a more convenient, commercially viable elraglusib dosing schedule. The Phase 2 trial enrolled its first patient in October 2021 and the run-in part of the trial demonstrated that the weekly dosing of elraglusib was equivalent to twice weekly dosing of elraglusib with no meaningful clinical difference in safety or efficacy. After the dose run-in part of the trial, all patients that were randomized to the elraglusib/GnP arm received weekly elraglusib in addition to GnP. Last patient was enrolled in the first quarter of 2024.

Key inclusion criteria included patients that were 18 years or older with metastatic pancreatic adenocarcinoma and no prior therapy with measurable disease as defined by RECIST1.1.

The primary endpoint for this study was mOS, with OS summarized throughout the study by estimates of 1-year survival. Secondary endpoints were overall response rates (“ORR”), median progression-free survival (“mPFS”), disease control rate (“DCR”) and adverse events.

Updated study results were presented at the ASCO GI conference in January 2026 utilizing a data cutoff of November 22, 2025. Log-rank analysis was used to determine statistical significance when comparing the two arms of the study. Data presented in the pre-specified safety population showed that the trial met its primary endpoint of improved mOS in patients in the elraglusib/GnP arm versus the GnP control arm. The analysis of updated data demonstrated treatment with elraglusib/GnP resulted in statistically significant increases in 1-year survival rate (p-value of 0.0004) and mOS (10.1 months vs 7.2 months, HR=0.62, log-rank p=0.02) with a 38% reduction in the risk of death versus treatment with GnP alone.

The following table provides additional Phase 2 study results as of the November 22, 2025 cutoff date:

Safety Population	Elraglusib/GnP (n=155)	GnP (n=78)
Primary Endpoint: mOS (months) HR=0.62; log-rank p=0.02*	10.1	7.2
12-month OS (%) p=0.0004*	44.4	22.3
Number (%) of death events	128 (82.6)	74 (94.9)
18-month OS (%)	22.9	6.6
24-month OS (%)	12.9	2.6
_____________________ *statistically significant

In addition, updated data showed there were numerically improved ORR, mPFS, and DCR in the elraglusib/GnP combination arm versus the GnP arm as noted in the below table.

Safety Population	Elraglusib/GnP (n=155)	GnP (n=78)
ORR (%)	28.4	21.8
mPFS (months)	5.6	5.1
DCR (%)	39.4	29.5

Figure 3 depicts the interim Kaplan-Meier estimate for mOS as of November 22, 2025 cutoff and other endpoints in the study, including primary and secondary endpoints and patients remaining on study for each treatment arm as well as landmark OS endpoints at 18- and 24-months.

Figure 3: Unaudited Phase 2 data of elraglusib in mPDAC (data as of November 22, 2025 cutoff).

As with all preliminary analyses of interim data, this data should not be relied upon as a final analysis and is subject to change once full data analysis is complete.

Treatment-emergent adverse events (“TEAEs”) and Serious Adverse Events (“SAEs”) in the elraglusib/GnP combination arm were similar to those observed in the GnP arm, indicating a favorable risk-benefit profile for the elraglusib/GnP combination. TEAEs broadly encompass all adverse events observed while a patient is on study and could be due to the drug or drugs (if used in combination), the disease or something specific to a particular patient such as other diseases or illness. It is then up to the individual clinical investigator to decide which toxicities are due to elraglusib. The most common TEAEs attributed to elraglusib were transient visual disturbance and fatigue across both study parts, and the majority of TEAEs that occurred in ≥ 20% of patients were reported as Grade 1 or 2 (Figure 4). Visual disturbance affected 68.4% of patients (n=106/155) receiving elraglusib/GnP and 9.0% of patients (n=7/78) receiving GnP alone. Commonly reported symptoms were darkened vision, where patients described lights visually appearing brighter and skin tones visually appearing darker. Greater than 99% of visual disturbance cases were reported as mild or moderate (Grade 1 or 2). All cases of visual disturbance were transient, resolved completely, and lacked any associated retinal, ocular, or systemic toxicity. Fatigue, while also observed in ≥ 20% of patients, was also reported as mild or moderate (Grade 1 or 2) and did not interfere with daily life.

Figure 4 below is a summary of TEAEs of any grade reported in ≥20% of patients treated with elraglusib/GnP versus GnP alone as of November 22, 2025 data cutoff.

Patients, n (%)
Adverse Event	Elraglusib/GnP (n=155)		GnP (n=78)
	Any Grade	Grade ≥3	Any Grade	Grade ≥3
Any TEAE	155 (100)	140 (90.3)	77 (98.7)	62 (79.5)
Serious TEAE	87 (56.1)	82 (52.9)	44 (56.4)	43 (55.1)
Leading to Stoppage of Any Study Drug	43 (27.7)	26 (16.8)	22 (28.2)	17 (21.8)
Resulting in death	19 (12.3)	19 (12.3)	13 (16.7)	13 (16.7)
TEAEs of any Grade in ≥20% of Patients
Visual Impairment	106 (68.4)	1 (0.6)	7 (9.0)	0
Fatigue	97 (62.6)	26 (16.8)	40 (51.3)	4 (5.1)
Neutropenia	97 (62.6)	83 (53.6)	32 (41.0)	25 (32.1)
Diarrhea	92 (59.4)	15 (9.7)	38 (48.7)	6 (7.7)
Nausea	90 (58.1)	11 (7.1)	38 (48.7)	4 (5.1)
Alopecia	71 (45.8)	0	27 (34.6)	0
Anemia	70 (45.2)	39 (25.2)	37 (47.4)	26 (33.3)
Decreased appetite	66 (42.6)	9 (5.8)	19 (24.4)	6 (6.7)
Thrombocytopenia	58 (37.4)	17 (11.0)	25 (32.1)	6 (7.7)
Vomiting	59 (38.1)	5 (3.2)	30 (38.5)	1 (1.3)
Edema peripheral	57 (38.1)	3 (1.9)	26 (33.3)	0
Constipation	49 (31.6)	3 (1.9)	24 (30.8)	1 (1.3)
Pyrexia	44 (28.4)	2 (1.3)	20 (25.6)	1 (1.3)
Abdominal pain	46 (29.7)	14 (9.0)	16 (20.5)	2 (2.6)
Weight decreased	46 (29.7)	5 (3.2)	17 (21.8)	3 (3.8)
Peripheral sensory neuropathy	40 (25.8)	4 (2.6)	18 (23.1)	0
Hypokalemia	35 (22.6)	8 (5.2)	24 (30.8)	4 (5.1)
Asthenia	33 (21.3)	9 (5.8)	19 (24.4)	5 (6.4)
Dysgeusia	32 (20.6)	0	16 (20.5)	0
Leukopenia	31 (20.0)	22 (14.2)	12 (15.4)	9 (11.5)
Neuropathy peripheral	21 (13.5)	1 (0.6)	18 (23.1)	0

Figure 4:  TEAEs of Any Grade Reported in ≥20% of Patients Treated.

Additional updated data as of November 22, 2025 are shown in Figures 5 and 6. As with all interim data, this data should not be relied upon as a final analysis and is subject to change once full data analysis is complete.

Figure 5 summarizes additional details regarding the demographics and disease history of the enrolled patient population in each arm of the study.

Demographics	GnP (n=78)	Elraglusib /GnP (n=155)
Sex
Female	35 (44.9%)	75 (48.4%)
Male	43 (55.1%)	80 (51.6%)
Age (years)
n (%)	78 (100%)	155 (100%)
Mean (S.D.)	66.2 (9.9)	65.1 (9.1)
Median	68.0	65.0
Min, Max	42.0, 85.0	42.0, 86.0
Race
Asian	2 (2.6%)	5 (3.2%)
Black or African American	6 (7.7%)	7 (4.5%)
White	65 (83.3%)	128 (82.6%)
Multiracial	0	1 (0.6%)
Unknown/Not Reported	5 (6.4%)	14 (9.0%)
Ethnicity
Hispanic or Latino	0	8 (5.2%)
Not Hispanic or Latino	77 (98.7%)	141 (91.0%)
Unknown/Not Reported	1 (1.3%)	6 (3.9%)

Body Surface Area (BSA) (m2)
n (%)	78 (100%)	155 (100%)
Mean (S.D.)	1.83 (0.26)	1.83 (0.23)
Median	1.82	1.81
Min, Max	1.31, 2.77	1.30, 2.62
Eastern Cooperative Oncology Group Performance Status
0	31 (39.7%)	64 (41.3%)
1	45 (57.7%)	89 (57.4%)
2	2 (2.6%)	2 (1.3%)
Disease Status
Metastatic at Initial Diagnosis	60 (76.9%)	108 (69.7%)
Metastatic at Study Entry	77 (98.7%)	154 (99.4%)
Site of Metastases
Pancreas	68 (87.2%)	123 (79.4%)
Liver	61 (78.2%)	112 (72.3%)
Lymph Node	27 (34.6%)	69 (44.5%)
Lung	26 (33.3%)	59 (38.1%)

Figure 5: Patient demographics and disease history as of November 22, 2025 cutoff.

Figure 6 below is a graphical representation of survival (“mOS Swim Plot’”) of each patient enrolled in the Phase 2 study in the elraglusib/GnP arm versus the GnP control arm.

Durable and Sustained Responses Observed Relative to GnP

GnP + weekly elraglusib: n=155
(3 on treatment, 128 events)
GnP : n= 78
(0 on treatment, 74 events)
Alive
Dead
Remains on Treatment
Withdrawn
0
2
4
6
8
10
12
14
16
18
20
22
24
26
28
30
32
34
36
38
40
42
44
Months

Figure 6:  mOS Swim Plot as of November 22, 2025.

During the first half of 2026, we plan to meet with the FDA and EMA to discuss the design and execution of a Phase 3 global registration study to support potential product registration.

Elraglusib Injection for the Treatment of Pediatric Cancers

Elraglusib Injection is also being evaluated in pediatric cancer patients with recurrent/refractory solid cancers. The Actuate-1902 study was an open-label, multicenter Phase 1/2 study evaluating the safety and efficacy of elraglusib in 40 pediatric patients ages 3 – 21 with relapsed (>2 remissions)/refractory cancers, including EWS, neuroblastoma, Central Nervous System (“CNS”) tumors, non-EWS sarcomas, and other refractory pediatric malignancies. This trial evaluated escalating doses of elraglusib as a single agent as well as in combination with irinotecan or cyclophosphamide/topotecan in the Phase 1 portion of the trial. The Phase 1 dose escalation portion of the trial was designed primarily to determine the maximum tolerated dose (“MTD”) and/or RP2D of elraglusib as a single agent and in combination with chemotherapy. While an MTD was not reached, initial evidence of anti-tumor activity was observed, particularly when elraglusib was administered with a standard cyclophosphamide and topotecan regimen. Two Complete Metabolic Responses (“CMRs”) were observed in patients with relapsed/refractory metastatic EWS and one Complete Response (“CR”) was observed in a patient with relapsed/refractory metastatic neuroblastoma. The Phase 1 portion of this study was closed in July 2025. Key highlights from the Actuate-1902 study include:

Elraglusib in combination with cyclophosphamide and topotecan regimen:

•	Clinical responses and disease control observed in 10 of 19 patients with relapsed/refractory EWS or neuroblastoma.
o	One patient with six prior treatments for EWS achieved a CMR with a 60% reduction in tumor size of a lung target lesion. This patient completed 30 weeks (Cycle 10) on treatment with long term treatment with elraglusib monotherapy continuing without disease progression outside of the study.
o	One patient with four prior treatments for EWS (+EWSR1 translocation or Ewing sarcoma breakpoint region 1) was identified as a CR (BOR) at week 9 (Cycle 3) with CT scan showing a 100% decrease in piriformis muscle tumor compared to baseline (CMR by Positron Emission Tomography or PET).
o	One patient with six prior treatments for unfavorable neuroblastoma histology (Indeterminate MYCN, ALK (anaplastic lymphoma kinase), and ploidy) had a first response at week 9 (Cycle 3) of stable disease (“SD”), with a BOR of a complete bone marrow response identified at week 27 (Cycle 9).
o	One patient with 10 prior treatments for DSRCT (Desmoplastic Small Round Cell Tumor) achieved a PR (52.6% decrease in liver/lung target lesions compared to baseline). Non-target lesions included multiple lung and liver lesions, which were not present at the end of treatment.
o	Six patients with prior treatments ranging from 2 to 11, achieved a BOR of stable disease.

Elraglusib in combination with irinotecan regimen:

•	Four patients (neuroblastoma, ganglioneuroblastoma (a high-risk variant with an unfavorable prognosis)) achieved BOR of stable disease.
•	One patient with neuroblastoma achieved a 35% reduction in tumor burden between baseline and week 9 (Cycle 3).
•	One patient with ependymoma experienced stable disease with a prolonged time to progression of 54 weeks.

Based on these data, we identified Ewing sarcoma and neuroblastoma as new indications for further development of Elraglusib Injection. Given that Ewing sarcoma and neuroblastoma are very rare pediatric cancer indications, an international consortium of investigators and sites will be needed to advance this program to registration. In addition, we plan to pursue a number of development incentives in the United States and parallel programs in the EU. In July 2024, we received ODD from the FDA for elraglusib for the treatment of soft tissue sarcomas in the United States and Orphan Medical Product Designation from the EMA for the treatment of sarcoma. In October 2024, we received Rare Pediatric Disease Designation (“RPDD”) from the FDA for the treatment of EWS. The ability to engage in further development in pediatric cancers will depend on our ability to raise sufficient additional capital to support this path. We believe that pursuing this development could be an efficient and rapid path to registration in the United States and Marketing Authorization in the EU.

Elraglusib Oral Tablet for the Treatment of Solid Tumors

We initially developed an oral liquid that was evaluated for bioavailability in a Phase 1 healthy volunteer study (Actuate-2203) in a single dose cross-over design such that each subject on the study received IV, oral liquid after fasting and oral liquid with food. Elraglusib oral liquid was greater than 50% bioavailable when given with food and was very well tolerated by healthy volunteers.

Consequently, we developed several oral tablet prototype formulations that were evaluated for bioavailability in dogs, and an oral tablet candidate was identified with greater than 95% orally bioavailable when given with food. In the study, the oral drug had an AUC24 (Area Under the serum Concentration vs. time curve for 0-24 hours) of 77,000 ng•h/mL (nanograms times hours per milliliter) after a single 250 mg oral tablet and 137,000 ng•h/mL after oral administration of 500 mg (2 x 250 mg tablets). We expect that steady state exposures of 77,000 ng•h/mL or greater will be possible with the Elraglusib Oral Tablet at well-tolerated doses in humans. We believe that we will be able to administer the Elraglusib Oral Tablet daily, which may allow the drug to achieve steady state levels in plasma in patients resulting in continuous inhibition of the target GSK-3 in the tumor and tumor-associated cells. Based on the potential for daily dosing, we believe this will allow for additional opportunities to explore the anti-tumor activity of elraglusib with the oral tablet that could not be achieved with Elraglusib Injection.

Our lead clinical candidate tablet, the Elraglusib Oral Tablet, has been selected for further development, and we are planning a Phase 1/2 dose escalation study to identify the MTD and RP2D for Elraglusib Oral Tablet in adult patients with advanced, refractory cancers, subject to future funding. Once we have determined a RP2D, several Phase 2 studies have been identified for further clinical development of Elraglusib Oral Tablet based on data from the Actuate-1801 study in indications, including but not limited to, refractory, metastatic melanoma and refractory, metastatic colorectal cancer, and non-small lung cancer.

Investigator-Initiated Trials

In addition to company-sponsored trials, we have collaborated with a number of investigators through investigator-initiated trials (“IIT”) to evaluate elraglusib in new indications and with new drug combinations. Two of these IITs will provide exploratory data on the combination of elraglusib and FOLFIRINOX as a first-line treatment for mPDAC and may provide a rationale for developing elraglusib in combination with FOLFIRINOX or NALIRIFOX as another first-line treatment for mPDAC. Since either GnP or FOLFIRINOX are currently used to treat the majority of patients with mPDAC, we believe that elraglusib has the potential to treat a large segment of patients diagnosed with mPDAC.

In August 2025, we supported commencement of a Phase 1b IIT with UPMC Hillman Cancer Center. The trial is evaluating elraglusib in combination with Incyte’s PD-1 inhibitor, retifanlimab, and modified FOLFIRINOX (“mFOLFIRINOX”) as front-line therapy in advanced pancreatic adenocarcinoma in up to 12 patients. This IIT is an open-label, single-arm RiLEY (NCT06896188) trial, led by Anwaar Saeed, MD, Associate Professor of Medicine, and Chief of the Gastrointestinal Medical Oncology at UPMC Hillman Cancer Center. The primary objective of the trial is to determine the RP2D for the combination regimen, while the secondary objectives include evaluation of ORR, DCR, mPFS, OS, and assessment of safety and tolerability. The trial is currently open for enrollment, and four patients have been enrolled as of February 28, 2026.

In February 2022, we supported commencement of a Phase 2 IIT to determine the safety, tolerability, and progression-free survival of the combination of elraglusib with FOLFIRINOX and losartan in adults with untreated metastatic pancreatic adenocarcinoma. The IIT is being led by Colin Weekes, MD Ph.D. at Massachusetts General Hospital and is supported by us and the Lustgarten Foundation. Additional sites participating in the study include The University of Colorado and the University of Washington’s Fred Hutchinson Cancer Center. This study administers elraglusib by IV infusion twice weekly in combination with FOLFIRINOX administered once every 14 days and daily losartan in adults with pancreatic cancer who have not received any prior systemic therapy for advanced disease. A total of 49 patients have been enrolled in the study. We expect to receive all final data from this study, which is considered exploratory and may inform future development of elraglusib in 2026.

Our Market Opportunity

Treatment of Metastatic Pancreatic Ductal Adenocarcinoma (“mPDAC”)

According to the American Cancer Society, the annual incidence of pancreatic cancer is expected to exceed 67,000 patients in the United States in 2026, and the majority of these patients will present with metastatic disease. The Pancreatic Cancer Treatment Market Size Report, 2030 by Grand View Research, estimates the current global market for treating pancreatic cancer was approximately $2.9 billion in 2024 and is expected to grow to $5.8 billion by 2030 based on the growing aging population and associated rise in lifestyle-related diseases.

Current first-line therapies for mPDAC consist of GnP, FOLFIRINOX, or irinotecan liposomal injection given with oxaliplatin, fluorouracil, and leucovorin (“NALIRIFOX”). NALIRIFOX was approved in February 2024 and may provide an alternative to FOLFIRINOX with a somewhat improved safety profile.

We are developing elraglusib for patients in mPDAC who have not previously received systemic treatment for their metastatic disease. Due to lack of early symptoms, approximately 80-90% of all patients with pancreatic cancer are unresectable, and present with advanced or metastatic disease. In addition, 80-90% of PDAC cases do not have a high tumor mutational burden in general, and are unlikely to respond to checkpoint inhibitors such as pembrolizumab. Pembrolizumab has been approved for patients with metastatic solid cancer with high tumor burden but is rarely used in metastatic pancreatic cancer for this reason. However, frequent mutations in KRAS and TP53 oncogenes drive pancreatic tumor growth and treatment resistance, often making PDAC refractory to chemotherapy.

A recent review of real-world clinical trials in Future Oncology showed that the mOS in patients with mPDAC treated with GnP ranged from approximately 3.6 to 9.8 months with an unweighted mOS of 6.9 months. Therefore, we believe the ability to extend survival by even a few months would be considered meaningful in this patient population.

We believe elraglusib may improve outcomes in first-line mPDAC regardless of the chemotherapy backbone used by doctors. Patients with mPDAC are often resistant or become resistant to the first-line chemotherapy backbones currently used to treat them. One of the mechanisms of action of elraglusib is the ability to enhance chemotherapy activity even in resistant tumors, and we believe this has been demonstrated in multiple animal tumor models. Elraglusib has shown the ability to enhance the activity of several chemotherapy drugs that comprise the current first-line backbones in mPDAC including gemcitabine, nab-paclitaxel and irinotecan, suggesting the potential for elraglusib to be used in combination with multiple first-line mPDAC treatments.

Treatment of Pediatric Cancers

EWS is a rare malignancy that occurs primarily in the bone or in the soft tissue around a bone. The tumor is most common in older children and adolescents, but it can occur at any age. According to American Cancer Society, Ewing sarcoma accounts for about 1% of all childhood cancers and approximately 200 children and adolescents in the United States are diagnosed annually with EWS. Treatment options include surgery, radiotherapy, chemotherapy, and tyrosine kinase inhibitors. The response to therapy is dependent on the stage of the tumor. Overall, the 5-year survival rates range from 81% for patients with localized disease to 41% for patients with metastatic disease. The five-year survival rate for patients who have recurrent (relapsed) disease is <30% with no known treatment regimens that meaningfully extend life in Ewing sarcoma patients with metastatic, refractory disease.

Neuroblastoma is a rare cancer of the early nerve cells, called neuroblasts, that make up the nerves in our bodies. According to American Cancer Society, neuroblastoma is the most common cancer in infants who are less than 1 year old. There are about 600 to 800 new cases of neuroblastoma each year in the United States. The 5-year survival rates range from 95% for lower risk patients to 60% for patients with higher risk disease per the American Cancer Society, and neuroblastoma claims more lives of children under the age of 5 than any other cancer.

The FDA has granted RPDD to elraglusib for our treatment of EWS and neuroblastoma. Rare Pediatric Disease Designation is granted by the FDA for serious or life-threatening diseases that affect fewer than 200,000 people in the United States and in which the serious or life-threatening manifestations primarily affect individuals less than 18 years of age. If, in the future, a New Drug Application (“NDA”) for elraglusib for the treatment of Ewing sarcoma or neuroblastoma is approved by the FDA, we may be eligible to receive a Priority Review Voucher (“PRV”) that could be utilized by us or potentially sold to another company for its use.

About GSK-3β

There are no approved high-affinity inhibitors of GSK-3β, and we believe elraglusib is one of the most advanced GSK-3β inhibitors in clinical development.

GSK-3β inhibition may exert anticancer activity through a variety of mechanisms that may be context and cancer type specific. For example, GSK-3β mediates signaling of oncogenic PI-3K but if this oncogene is not expressed in a particular tumor, this would not be a pathway that could be targeted by elraglusib in that tumor. Potential antitumor activity through GSK-3β inhibition may occur through multimodal mechanisms of action, including:

(1)	Immune modulation;
(2)	Inhibiting cell proliferation;
(3)	Reducing tumor fibrosis;
(4)	Decreasing immune evasion;
(5)	Increasing apoptosis and disrupting DNA damage repair; and
(6)	Inhibition of epithelial-mesenchymal transitions (“EMT”).

GSK-3β plays an important role in immune cell function, as inhibition of GSK-3β can facilitate immune cell expansion, differentiation and activation including T and natural killer (“NK”) cells. Inhibition of GSK-3β leads to inhibition of tumor cell proliferation as shown in multiple tumor model systems using elraglusib. A number of pathways have been implicated in the inhibition of cell proliferation mediated by GSK-3β inhibitors including MYC, Cyclin D1, TGFα, epidermal growth factor receptor, Ras, PI3K/Akt, and NF-κB. Also, a chronic inflammatory microenvironment is conducive to tumorigenesis (e.g., pancreatitis patients are known to have increased risk of pancreatic cancer), and tumors can undergo EMT, leading to increased metastasis, under inflammatory conditions. Further, GSK-3β has also been demonstrated to be a mediator of EMTs. Therefore, the inflammatory response designed to fight tumor progression also ends up promoting metastasis and tumor-associated fibrosis. In addition, a number of studies have suggested that the primary mechanism of GSK-3β -mediated apoptosis is through the NF-κB pathway. Studies have shown that eliminating or inhibiting GSK-3β in cancer cells is able to restore apoptosis to cells, leading to tumor cell death. These findings support GSK-3β as a potential therapeutic target to potentiate apoptosis in cancer cells. GSK-3β has been shown to be a mediator of a number of signaling pathways that regulate the transition of tumor cells from an epithelial to mesenchymal phenotype potentially contributing to tumor progression, a process known as EMT. Signaling through Wnt, Notch, TGF-β and Snail are known mediators of EMT, and their signaling is regulated through GSK-3β. Several toolkit GSK-3β inhibitors have been shown to inhibit EMT in tumor models suggesting that this is a class effect and highlighting a similar mechanism for elraglusib.

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

In consideration of the license granted under the UIC License Agreement, we issued 46,528 shares of our common stock to UIC, which represented 5% of our capital stock on a fully-diluted basis as defined in the UIC License Agreement, and agreed to pay UIC (i) development milestones of up to $1.25 million, of which, up to $0.25 million is due upon the progress of clinical trials and $1.0 million is due upon the initiation of commercial sales (ii) increasing annual minimum royalty payments reaching $50,000 in year six and thereafter, (iii) royalty on net sales for product covered under the Patent Rights in the low single digits with a 50% reduction in royalties for products solely utilizing Technical Information, (iv) a declining percentage of sublicensing revenue based on the escalating stage of development upon a sublicensing event, and (v) the reimbursement of all patent and related expenses incurred by UIC covering the Patent Rights. We also agreed to customary confidentiality and progress update obligations, to indemnify UIC for any claims arising from our use of the licensed rights under the UIC License Agreement.

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

In addition, we entered into a sublicense and collaboration agreement dated August 28, 2017 with an unrelated entity that was covered under the UIC License Agreement, which sublicense agreement was later terminated on January 31, 2018. Under the UIC License Agreement, the Company owed UIC a certain percentage of amounts received under the sublicense agreement in the amount of $449,990. The Company paid UIC 10% of the sublicense fees in the amount of $44,999 and the remaining unpaid balance of $404,991 (“Deferred Amount”) was originally due and payable to UIC in two installments: 50% due and payable on the one-year anniversary from the first commercial sale and 50% due on the second-year anniversary from the first commercial sale. The Deferred Amount is treated as debt and continues to accrue interest at a rate of five percent (5%) per annum, representing the prime rate as of the date of the agreement plus 1%, payable annually within 30 days following the second anniversary of the closing of the IPO and annually thereafter. On July 16, 2024, the Company and UIC entered an amendment to the UIC License Agreement (“UIC Amendment”). Pursuant to the UIC Amendment, the payment of the Deferred Amount and any accrued interest thereon is due upon the sooner of (i) termination of the UIC License Agreement by the Company, (ii) the Company ceases development of the licensed UIC technology, (iii) the Company consummates a Change in Control (as defined in the UIC License Agreement), (iv) the Company sublicenses the licensed technology or the developed product, (v) the one-year anniversary following approval of a NDA of a licensed product, or (vii) the Company executes a partnership agreement with any entity resulting in the payment to us above a specified milestone amount or the Company secures cumulative financing equal to or exceeding $200 million. In addition, the UIC Amendment provides that to the extent the Company secures equity financing equal to or exceeding $85 million through its IPO or otherwise, 50% of the Deferred Amount is due and payable within 30 days. The remaining 50% of the Deferred Amount shall be due and payable upon the first to occur of any of the events noted above in clauses (i) through (vii). Finally, the UIC Amendment provides that for as long as the Company or a sublicensee is selling the licensed product, the Company will pay all consideration provided for in the original UIC License Agreement and described above until the last to expire market exclusivity date, the period of which for all products in a jurisdiction will not exceed a total of seven (7) years beginning with the date regulatory approval is granted for the first licensed product in the jurisdiction, and such obligation will survive termination of the UIC License Agreement.

Collaboration Agreement

We entered into a Collaboration Agreement with Lantern Pharma in 2021 under which the parties are collaborating on utilization of Lantern Pharma’s platform to develop novel biomarker-derived signatures for use with our product candidates. As part of the collaboration, Lantern Pharma received 13,889 restricted shares of our common stock, which vested upon meeting certain conditions of the collaboration, as well as the potential to receive additional shares if results from the collaboration are utilized in future development efforts. Certain affiliates of the Bios Equity Affiliated Funds (as defined below), which is our largest stockholder, beneficially owned greater than 10% of Lantern Pharma’s common stock as of December 31, 2025. Through December 31, 2025, no revenue has been recognized by either party under this agreement.

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

As of December 31, 2025, we own or have licensed 119 issued patents and pending patent applications worldwide, including four pending international Patent Cooperation Treaty (“PCT”) patent applications, which are material to the programs described in this Report. Three of these issued worldwide patents are owned by UIC, which has granted us exclusive license rights to the technology.

With respect to our elraglusib program, as of December 31, 2025, we own or exclusively in-license one patent family focused on the elraglusib molecule and/or related compounds. The exclusively in-licensed patent family for elraglusib and related compounds (the original patent in-licensed from UIC) includes one granted U.S. patent, one granted European patent (with validation in 5 countries) and one granted Canadian patent, which are directed to 3-Benzofuranyl-4-Indolyl Maleimides compounds. The U.S. patent is expected to expire in 2028.

Actuate subsequently discovered that elraglusib exists as only two polymorphs and filed composition of matter patents covering both polymorphs. The patent family covering “Polymorph I” is based on PCT/US2018/046203 9-ING-41 Polymorph I Composition of Matter and includes two granted patents in the U.S. (US 11,136,334 and 12,145,943) and three granted patents in Mexico, and two granted patents in Australia and Japan, one granted patent in each of China, Europe (with validation in 18 countries), Israel, and South Korea, and pending patent applications in Australia, Brazil, Canada, China, Hong Kong, Israel, Japan, Macao, South Korea, South Africa and the U.S., which are directed to a polymorph of a GSK-3β inhibitor, compounds, pharmaceutical compositions, methods of preparing and uses for treating cancers. The U.S. patent is expected to expire in 2038.

The patent family we own that covers elraglusib “Polymorph II” is based on PCT/US2018/056083 9-ING-41 Polymorph II Composition of Matter and includes two granted U.S. patents (US 11,407,759 and 12,116,374), one granted patent in each of Europe (validated in France, Austria, Belgium, Switzerland, Germany, Denmark, Spain, Finland, the United Kingdom, Greece, Ireland, and Italy) Australia, China, Mexico and Macao, South Korea, Japan, and Israel, and pending patent applications in Brazil, Canada, the European Patent Office, Japan, South Africa and the U.S., which are directed to a polymorph of a GSK-3β inhibitor, compounds, pharmaceutical compositions, methods of preparing and uses for treating cancers. The U.S. patent is expected to expire in 2038.

The patent family we own that covers oral dosage forms of elraglusib is based on PCT/US2023/069158. Patent applications are pending in Australia, Brazil, Canada, China, Europe, Israel, India, Japan, South Korea, Mexico, Hong Kong, South Africa, and the U.S.

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

Our most advanced clinical asset, Elraglusib Injection (“elraglusib”) is being evaluated in a Phase 2 clinical trial as a first-line treatment for mPDAC. The current standard first-line treatments for mPDAC include GnP, FOLFIRINOX (5-fluorouracil, leucovorin, irinotecan, and oxaliplatin) or NALIRIFOX (liposomal irinotecan, 5-fluorouracil, leucovorin and oxaliplatin), and are associated with modest overall survival benefit.

We are developing elraglusib in combination with GnP as a first-line treatment for mPDAC. In addition, we are also supporting an ongoing IIT that will provide exploratory data on the combination of elraglusib and FOLFIRINOX as a first-line treatment for mPDAC. This may provide a rationale for developing elraglusib in combination with FOLFIRINOX or NALIRIFOX as another first-line treatment for mPDAC. Patients with mPDAC either have primary resistance to these chemotherapy backbones (e.g., do not respond when treated) or develop resistance quickly (responses with GnP, FOLFIRINOX and NALIRIFOX are transient and not very durable in most patients). Our management believes that elraglusib may improve outcomes in first-line mPDAC regardless of the chemotherapy backbone used, although the clinical data does not yet support this hypothesis. Nevertheless, since either GnP or FOLFIRINOX are currently used to treat the majority of patients with mPDAC and there is potential for combining elraglusib with either of these chemotherapy regimens based on our ongoing clinical studies, we believe that elraglusib has the potential to treat a large segment of patients diagnosed with mPDAC. Thus, our plan is to develop elraglusib in combination with the present first-line chemotherapy regimens used in the treatment of mPDAC, as exemplified by its lead program of elraglusib/GnP and later moving to combinations with either FOLFIRINOX or NALIRIFOX pending results of the IIT. If shown to be clinically meaningful, elraglusib plus standard of care chemotherapy combinations could eventually be used to treat a large segment of patients with mPDAC. In addition, we are also supporting a recently initiated Phase 1b IIT trial of elraglusib in combination with Incyte’s PD-1 inhibitor, retifanlimab, and modified FOLFIRINOX (“mFOLFIRINOX’) as a frontline therapy in advanced PDAC, representing another combination therapy that could expand the potential of elraglusib in first-line mPDAC.

Several other targeted therapies are also being evaluated in Phase 3 in mPDAC. The panRAS inhibitor daraxonrasib (RMC-6236, Revolution Medicines, Inc.) is being evaluated as a single agent in a Phase 3 trial (RASolute 303) in patients with previously untreated mPDAC. Arcus Biosciences, Inc. is also evaluating their small molecule inhibitor of CD73 (quemliclustat) in combination with GnP in a Phase 3 trial (PRISM-1) also in patients with previously untreated mPDAC. There are other studies combining immune checkpoint inhibitors, PARP inhibitors, various chemotherapies and other RAS inhibitors in patients with mPDAC including second-line studies. Ongoing studies with many of these agents in mPDAC are generally non-randomized at one or a limited number of sites, are too early to assess for commercial potential and may not represent a substantial competitive threat to elraglusib because of their lack of broad suitability for most mPDAC patients. For example, the PARP inhibitor Lynparza (olaparib) was recently approved as a maintenance therapy as it has been shown to significantly improve PFS and duration of response in patients with BRCA-mutated mPDAC who have not progressed following first-line platinum-based chemotherapy. However, BRCA mutations are only present in 4-7% of all PDAC patients. Olaparib is currently being evaluated as a therapeutic intervention in combination with a checkpoint inhibitor, pembrolizumab, in patients with mPDAC in BRCA1 mutated patients.

Despite these efforts, the vast majority of mPDAC patients still do not have an approved targeted therapy that can treat pancreatic cancer. If successful, we believe the elraglusib/chemotherapy combination would introduce the first broadly targeted agent, elraglusib, as a treatment option for patients with mPDAC and would have the potential to treat the majority of patients with mPDAC. A review of clinicaltrials.gov reveals that there are several randomized studies for any novel drug or drug combination (not just targeted) in patients with mPDAC previously untreated for metastatic disease, including the following:

•	Onivyde® (Ipsen Pharma): Recently approved for first-line mPDAC when used as part of the NALIRIFOX regimen based on an improvement in mOS of 1.9 months (NALIRIFOX mOS of 11.1 months vs GnP mOS of 9.2 months).
•	SBP-101 (Panbela Therapeutics, Inc.): A randomized, double-blind, placebo-controlled, multicenter study (ASPIRE) of standard treatment with GnP with or without SBP-101 in subjects previously untreated for mPDAC.
•	Zolbetuximab and setidegrasib (Astellas): A randomized , open-label, Phase 2 study (8951-CL-5201) to assess the efficacy and safety of zolbetuximab (IMAB362) in combination with GnP as first-line treatment in subjects with claudin 18.2 (cldn18.2) positive, metastatic pancreatic adenocarcinoma. Astellas is also planning a Phase 3 trial in 2026 of setidegrasib combined with mFOLFIRINOX in first-line mPDAC.
•	Mitazalimab (Alligator Pharmaceuticals): An open-label, multi-center Phase 1b/2 study (OPTIMIZE-1) to assess the clinical efficacy of mitazalimab in combination with chemotherapy in patients with mPDAC. Mitazalimab is a CD40 agonist hypothesized to overcome the suppressive immune environment in PDAC. OPTIMIZE-1 evaluated the combination of mitazalimab with mFOLFIRINOX in a single arm study in patients with previously untreated mPDAC and met its primary endpoint with an ORR of 42.1% and OS of 14.9 months. Previous clinical studies using the CD40 agonist sotigalimab combined with GnP in patients with previously untreated mPDAC did not meet their primary endpoint of 1 year OS compared to a historical 1-year OS of 35%.

•	Daraxonrasib (Revolution Medicines, Inc.): A randomized Phase 3 trial (RASolute 303) in patients with first-line mPDAC that will evaluate daraxonrasib monotherapy and the combination of daraxonrasib plus GnP, each compared to a control arm with GnP treatment. This study was recently initiated in the fourth quarter of 2025.
•	Quemliclustat (Arcus Biosciences, Inc.): A randomized, placebo-controlled, double-blind, Phase 3 trial (PRISM-1) of quemliclustat and chemotherapy versus placebo and chemotherapy in patients with treatment-naive mPDAC.
•	Atebimetinib (Immuneering Corporation): A randomized, Phase 3 trial (MAPKeeper 301) of atebimetinib in combination with modified gemcitabine and nab-paclitaxel. This study is set to dose the first patient in mid-2026.
•	Certepetide (Lisata Therapeutics): A randomized, placebo-controlled, Phase 2b trial (ASCEND) to measure the effect of adding certepetide, compared to placebo, to chemotherapy (gemcitabine and nab-paclitaxel) in patients who have untreated mPDAC.
•	Zabilugene almadenorepvec (Theriva Biologics): A multicenter, open label, randomized, 2-parallel arm, Phase 2b trial (VIRAGE) evaluating intravenous zabilugene almadenorepvec in combination with first-line standard of care chemotherapy in patients with newly-diagnosed mPDAC.
•	Pelareorep (Oncolytics Biotech): An open label, multi-indication biomarker, safety, and efficacy Phase 2 trial (GOBLET Cohort 5) to explore the safety and efficacy of pelareorep and mFOLFIRINOX with or without atezolizumab in patients with mPDAC.

There are several other treatments in development for locally advanced or mPDAC. The information cited above focuses only on select first-line treatments that are in clinical trials in mPDAC. Quite a few of these are very early stage and therefore little information is available on clinical activity to date. With the initial success of biomarker-driven targeted therapies, there is an effort to test additional targeted agents in mPDAC patients to determine if there is any synergy with standard chemotherapy regimens in the first-line setting. For instance, KRAS is mutated in over 90% of pancreatic cancer patients and there are several KRAS targeted agents in development. Other agents are being tested in KRAS mutant cancers more broadly by targeting other MAPK pathway members such as MEK and ERK1/2, though treatment-related toxicity has been reported with these agents. Additionally, these MAPK targeted agents are currently being evaluated in second-line and later settings. In the future, targeted agents may be able to be combined or used in series to provide a more flexible and tailored therapeutic approach for each individual patient. Additionally, the multifaceted and differentiated mechanism of action of elraglusib is likely to be synergistic with both cytotoxic and immunomodulatory therapeutics that may be approved in the future. Our management believes that this potential for combining elraglusib with future multi-therapy regimens is also feasible given the favorable safety profile of elraglusib as a single agent observed to date. Mechanistically, some of the targets inhibited by competitors (e.g., KRAS) intersect with the GSK-3 pathways and provide a rationale for potentially prioritizing these combinations with elraglusib in the future.

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

During the development of a new drug, sponsors are given opportunities to meet with the FDA to discuss progress. These formal meetings may occur prior to submission of an IND, at the end of Phase 1 clinical development (for certain investigational products), at the end of Phase 2 clinical development, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the sponsor to ask specific questions of the FDA, for the FDA to provide advice, and for the sponsor and FDA to reach agreement on the next phase of development. Sponsors typically use the end of Phase 2 meeting to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical (registration) trial(s) that they believe will support approval of the new drug. A sponsor may be able to request a Special Protocol Assessment (“SPA”), the purpose of which is to reach agreement with the FDA on the Phase 3 clinical trial protocol design and analyses that will form the primary basis of an efficacy claim.

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

Concurrent with clinical studies, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the pharmaceutical product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the pharmaceutical product candidate and, among other things, must include methods for testing the identity, strength, quality and purity of the final pharmaceutical product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the pharmaceutical product candidate does not undergo unacceptable deterioration over its shelf-life.

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

Expedited Development and Review Programs; Fast-Track Designation (“FTD”) and Breakthrough Therapy Designation (“BTD”)

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

The FDA is also required to expedite the development and review of the application for approval of drugs that are intended to treat a serious or life-threatening disease or condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Under the breakthrough therapy program, the sponsor of a new product candidate may request that the FDA designate the product candidate for a specific indication as a breakthrough therapy concurrent with, or after, the filing of the IND for the product candidate. The FDA must determine if the product candidate qualifies for breakthrough therapy designation within 60 days of receipt of the sponsor’s request. Elraglusib IV and elraglusib oral dosage forms may all be eligible for breakthrough therapy designation depending on the indication and pending clinical additional data.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation (“ODD”) to a drug intended to treat a rare disease or condition affecting fewer than 200,000 individuals in the United States, or in other limited cases. ODD provides for seven years of market exclusivity, independent of patent protection, to the company with ODD that brings a particular product to market. In addition, companies developing orphan drugs are eligible for certain incentives, including tax credits for qualified clinical testing.

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

Regulation Outside the United States

To market any medicinal product outside of the U.S., similar regulatory requirements, including adherence to GLP, Good Clinical Practices (“GCP”) and Good Manufacturing Practice (“GMP”), collectively referred to as GxP to initiate clinical trials and, subsequently, to obtain marketing approval of a new pharmaceutical product are in place in each jurisdiction and vary country to country. Each regulatory jurisdiction will apply these regulations in their assessment of clinical trial applications and marketing authorization applications. The foreign regulatory approval process includes all the risks associated with FDA approval set forth above, as well as additional country-specific regulation. Failure to comply with applicable foreign regulatory requirements may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Non-clinical Studies, Clinical Trials, and Manufacturing

Similarly to the United States, the various phases of non-clinical and clinical research in the European Union (“EU”), United Kingdom (“UK”) and Canada are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new biological substances. Non-clinical studies (pharmaco-toxicological) must be conducted in compliance with the principles of GLP, as set forth in EU Directive 2004/10/EC. Non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products humans must be conducted in accordance with national regulations and the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) guidelines on GCP as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Clinical trials involve the administration of the investigational new drug or biological product to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with GCP, which is an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on patients and subsequent protocol amendments must be submitted to regulatory authorities for review and approval. Medicines used in clinical trials must be manufactured in accordance with regulatory requirements under GMP.

Legislation in EU, UK, and Canada

In the EU, the EMA conducts the scientific evaluation, supervision and safety monitoring of our innovative medicinal products that are eligible for the centralized marketing authorization procedure. Through the centralized procedure, pharmaceutical companies may submit to the EMA a single application for a marketing authorization valid in all the EU and the European Economic Area (“EEA”) countries. The European Community (“EC”) makes a legally binding decision based on the EMA’s recommendation. The centralized procedure is mandatory for certain new products and optional for others.

In the UK, we are subject to rigorous and evolving regulation and standards in the UK, overseen primarily by the Medicines and Healthcare products Regulatory Agency (“MHRA”). In 2026, the UK will require a new, independent framework for the authorization and surveillance of medicinal products. This includes mandatory compliance with revised standards governing clinical trials, patient protections and the new International Reliance Framework for marketing authorizations.

In April 2026, clinical trials in the UK will be subject to the Medicines for Human Use (Clinical Trials) Amendment Regulations 2025, which introduced revised classification for trial modifications, enhanced transparency, and extended data retention requirements. We are also subject to ICH E6(R3) standards and, the UK’s Cyber Security and Resilience Bill. The regulations are intended to protect the rights, safety and wellbeing of research participants and to simplify and harmonize regulatory processes. They apply to trials designed to generate information on the efficacy or safety of medicine.

In Canada, we are subject to rigorous and evolving regulation and standards by Health Canada under the Food and Drugs Act and the Food and Drug Regulations. Before receiving marketing authorization, we must conduct extensive preclinical and clinical trials, demonstrating safety, efficacy, and quality to Health Canada. The regulatory approval process is lengthy, expensive, and uncertain. Even if we obtain approval, our products remain subject to ongoing post-marketing surveillance, and failure to comply with Health Canada requirements, such as GMP and GCP, could result in product recalls, suspension of approvals, or penalties.

Marketing Authorization in the EU

The EMA is the scientific agency of the EU that coordinates the evaluation and monitoring of new and approved medicinal products such as drugs and biologics. It is responsible for the scientific evaluation of applications for EU marketing authorizations, as well as the development of technical guidance and the provision of scientific advice to sponsors.

In the EU, we are required to apply for marketing authorizations under the centralized procedure to the EMA as the centralized procedure is mandatory for certain medicines, such as t orphan medicinal products, and advanced therapy medicinal products and those containing a new active substance indicated for the treatment of cancer. The marketing authorization granted under the centralized procedure by the EMA will be valid in all EEA Member States. The evaluation of a marketing authorization application by the EMA’s Committee for Medicinal Products for Human Use (“CHMP:) takes up to 210 “active” days (excluding all “clock stops” for an applicant to address questions by the EMA–there are usually one or two clock stops that last three to six months and one to two months, respectively) but can be extended, should additional information be required by the CHMP. The European Commission makes the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s positive opinion.

An accelerated assessment procedure of 150 days may be implemented for drugs considered to be of major public health interest. There is also an internal re-examination procedure available in case the applicant disagrees with the CHMP opinion.

Regulatory Submissions

The EU Clinical Trials Regulation (“CTR”) which was adopted in April 2014 and repeals the EU Clinical Trials Directive and went into full effect on January 31, 2025. Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database.

The CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The clinical trial application (“CTA”) must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal.

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

Marketing Authorization Under Exceptional Circumstances

Marketing Authorization Under Exceptional Circumstances is a regulatory pathway in the EU allowing early access to medicines for rare diseases, emergencies, or ethical constraints preventing comprehensive data collection. It enables approval without a full efficacy/safety dossier, provided the benefit-risk balance is positive. Per Article 14(8) Regulation (EC) No 726/2004, products for which the applicant can demonstrate that comprehensive data (in line with the requirements laid down in Annex I of Directive 2001/83/EC, as amended) cannot be provided (due to specific reasons foreseen in the legislation) might be eligible for marketing authorization under exceptional circumstances. This type of authorization is reviewed annually to reassess the risk-benefit balance. The fulfillment of any specific procedures/obligations imposed as part of the marketing authorization under exceptional circumstances is aimed at the provision of information on the safe and effective use of the product and will normally not lead to the completion of a full dossier/approval.

Accelerated Approval Pathways

The EU and UK operate accelerated evaluation and assessment schemes, which include, at EU level, Priority Medicines (“PRIME”) scheme and, at UK level, the Early Access to Medicines Scheme (“EAMS”), which may be granted in exceptional cases, often when there is unmet medical need for a life-threatening or serious debilitating condition and existing data show a positive benefit/risk balance that means the medicinal product is of a major public health interest. The CHMP of the EMA or the MHRA (or other national competent authority) will make this determination on a case-by-case basis and subject to meeting eligibility criteria. Accelerated assessment takes place within 150 days. Other regulatory facilitations for these pathways include additional scientific advice at key development milestones and frequent guidance and discussions throughout the approval process.

In the UK, the MHRA has launched the Innovative Licensing and Access Pathway (ILAP), a new accelerated assessment procedure for marketing authorization applications that enables companies to enter the UK market faster. The MHRA launched an International Recognition Procedure for Great Britain (England, Scotland and Wales) marketing authorization applications whereby the MHRA will, when considering such applications, recognize the approval of medicines by trusted reference regulators in Australia, Canada, Switzerland, Singapore, Japan, United States and EU following its own abbreviated assessment.

Pediatric Development

In the EEA, MAAs for new medicinal products must include the results of studies conducted in the pediatric population, in compliance with a pediatric investigation plan (“PIP”), agreed with the EMA’s Pediatric Committee (“PDCO”). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. We have received a class waiver for pediatric data in mPDAC.

Orphan Medicinal Products

In the EU and UK, under Regulation (EC) 141/2000 and the UK Human Medicines Regulations 2012 SI 2012 No. 1916 (as amended), respectively, medicinal products may be granted an orphan drug designation if they are used to treat or prevent life-threatening or chronically debilitating conditions that affect no more than five in 10,000 people in the EU/UK and for which there is no satisfactory method of diagnosis, prevention or treatment when the application is made, or when the medicinal product is of significant benefit to those affected by the condition. In addition, orphan drug designation can be granted to drugs used to treat or prevent life-threatening or chronically debilitating conditions which, for economic reasons, would be unlikely to be developed without incentives.

The application for orphan designation must be submitted to and approved by the EMA in respect of the EU or to the MHRA for Great Britain before an application is made for marketing authorization for the product. Medicinal products which benefit from orphan status can benefit from up to ten years of market exclusivity in respect of the approved indication. This prevents regulatory authorities in the EU or Great Britain from granting marketing authorizations for similar medicinal products for the same therapeutic indication, unless another applicant can show that the similar medicinal product in question is safer, more effective or clinically superior to the orphan-designated product or if the marketing authorization holder consents to the second orphan medicinal product application, or were the marketing authorization holder cannot supply the needs of the market.

The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify the maintenance of market exclusivity. Conversely, the 10- year exclusivity period can be further extended by two years, when pediatric studies are conducted in accordance with an agreed pediatric investigation plan (“PIP”) and in completion of all the legal requirements. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

It is noted that the general pharmaceutical legislative framework, as well as the framework applicable to orphan and pediatric medicinal products in the EU, is under review. On April 26, 2023, the European Commission adopted a proposal for a new Regulation set to replace Regulation (EC) No 726/2004 and a new Directive to replace Directive 2001/83 on the Community Code relating to medicinal products for human use. Initial framework agreement was reached in December 2025; however, final legislation is undergoing final formal review by the European Parliament and Council. If made into law, this proposal will revise the existing general pharmaceutical legislation with new measures to encourage pediatric research, including incentives for completing pediatric investigation plans (PIPs) and introducing more flexible paths for pediatric medicines; however, may reduce applicable regulatory exclusivities which will significantly affect all medicinal products that will be authorized after the legislative changes have taken effect.

We have received Orphan Designation from the EMA for mPDAC and sarcoma in pediatric patients.

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

Clinical Trials Regulation and Data Sharing in the EU

In the EU/EEA, all initial clinical trial applications (“CTA”) must be submitted through the Clinical Trials Information System (“CTIS”) and ethics approval must be sought from an independent Ethics Committee. Under the EU Clinical Trials Regulation 536/2014, which has been in effect since January 31, 2022, replacing the EU Clinical Trials Directive 2001/20/EC, suspected unexpected serious adverse reactions to the drug during the clinical trial must be reported via the EudraVigilance database.

In the EU, Transparency Regulation No 1049/ 2001, EMA Policy 0043, EMA Policy 0070, as well as the Clinical Trials Regulation No 536/2014 set out the obligation for sponsors to make publicly available certain information stemming from clinical studies, whether proactively or in response to third party requests. Interested parties based in the EU may submit a request to the EMA to access information included in the marketing authorization application for authorized medicinal products. Commercially confidential information and protected personal data, however, may not be accessed.

The European Health Data Space Regulations (the “EHDS Regulations”) came into force on March 26, 2025. The aims of the EHDS Regulations are to provide individuals with more control over their electronic health data, enable cross-border sharing of European Health Data (EHD) between national EU healthcare systems and facilitate the sharing of EHD for secondary research purposes. The EHDS Regulations impose new obligations but also create opportunities for companies engaged in health-related research to share and access health data on a large scale. Although the EHDS Regulations have come into force, key obligations will not apply until March 2029.

Data Privacy

We are subject to extensive privacy and data protection laws and regulations around the world concerning the collection, use and sharing of personal data. We are subject to privacy laws in connection with our clinical trial activities outside the United States such as the EU and UK General Data Protection Regulation (“GDPR”), non-compliance with which could result in administrative fines of up to the greater of 4% of global annual revenues or €20.0 million (under the EU GDPR) or £17.5m (under the UK GDPR). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. We routinely collect and use sensitive personal information relating to health. The legislative, regulatory and litigation landscape for privacy and data protection requirements is rapidly evolving and changing and may limit our ability to use data globally or across borders. Data protection requirements are not universal and can conflict between jurisdictions.

Compliance with local laws and regulations is made more complex by the lack of consistent standards, common definitions, or clear regulatory expectations. At the same time, enforcement of these laws and regulations is increasing and fines and penalties are also increasing. Any failure or perceived failure by us to comply with applicable privacy and data protection laws and regulations, including cybersecurity breaches or incidents, could subject us to significant fines and penalties, and/or litigation, as well as negatively impacting our reputation.

Regulatory Requirements After a Marketing Authorization (“MA”) Has Been Obtained

Similar to the United States, MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the EU member states. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance (“QPPV”) who is responsible for the establishment and maintenance of that system and oversees the safety profiles of medicinal products and any emerging safety concerns. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (“PSURs”).

All new MAA must include a risk management plan (“RMP”) describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

The manufacturing of authorized drugs, for which a separate manufacturer’s license is mandatory, must be conducted in compliance with the EMA’s GMP requirements and comparable requirements of other national authorities, which mandate the methods, facilities and controls used in manufacturing, processing and packing of drugs to assure their safety and identity. The EMA enforces its GMP requirements through mandatory registration of facilities and inspections of those facilities. The EMA may have a coordinating role for these inspections while the responsibility for carrying them out rests with the member states competent authority under whose responsibility the manufacturer falls. Failure to comply with these requirements could interrupt supply and result in delays, unanticipated costs and lost revenues, and could subject the applicant to potential legal or regulatory action, including but not limited to warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil and criminal penalties.

The advertising and promotion of medicinal products is also subject to laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the EU.

Reimbursement of Medicines in Europe

In the EU, pricing and reimbursement methods can differ in each Member State. Some Member States and the UK may require that health technology assessments (“HTA”) be completed for the product to be recommended for funding under the NHS. The outcome of HTAs is decided on a national basis and some Member States may decide not to reimburse the use of medicines or may reduce the rate of reimbursement. As of January 12, 2025, EU Health Technology Regulation No. 2021/2282 has become applicable in respect of new oncology medicines. Regulation 2021/2282 imposes a new procedure, a joint clinical assessment at a centralized level, as a mandatory step for the assessment of the pricing and reimbursement of medicinal products by national authorities. It requires companies applying for products in scope to make relevant submissions for the joint clinical assessment, in line with a number of prespecified criteria.

In the UK, NICE is the body in England and Wales, which conducts HTAs and issues guidance on whether a product is considered to be “cost-effective” and therefore recommended for use and reimbursement under the national health service. This means that if a positive recommendation has been obtained, then the medicinal product will be widely available to patients in England and Wales. For avoidance of doubt, Scotland and Northern Ireland have their own HTA bodies which will conduct their own assessment.

Other Healthcare Laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain business practices in the biopharmaceutical industry. Applicable federal and state healthcare laws and regulations include the following:

•	The federal healthcare Anti-Kickback Statute of 1972 prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order, or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare, Medicaid, or other governmental programs. A person or entity does not need to have actual knowledge of the federal anti-kickback statute or specific intent to violate it to have committed a violation; in addition, items or services resulting from a violation of the federal anti-kickback statute may constitute a false or fraudulent claim for purposes of the False Claims Act;
•	The federal False Claims Act of 1986 imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government claims for payment that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government;
•	The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. This statute also prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services;
•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) of 2009 and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates” — independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity.
•	The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA) imposed new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities, which will provide coverage of outpatient prescription drugs.

•	The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness.
•	The Physician Payments Sunshine Act of 2010 requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to payments or other transfers of value made to physicians and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members.
•	The Patient Protection and Affordable Care Act of 2010 (“PPACA”) includes measures to significantly change the way healthcare is financed by both governmental and private insurers and significantly impacts the U.S. pharmaceutical industry. Among the provisions of the PPACA of importance to the pharmaceutical and biotechnology industry are the following, among others: (i) extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; (ii) expansion of eligibility criteria for Medicaid programs; and (iii) expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program.
•	The Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction, or joint committee, to recommend proposals in spending reductions to Congress. The joint committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013.
•	The American Taxpayer Relief Act of 2012, reduced Medicare payments to several providers, among other things, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding.
•	Depending upon the timing, duration and specifics of the FDA approval of the use of our pharmaceutical product candidates, some of our products to be licensed under U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process.
•	The Biologics Price Competition and Innovation Act (“BPCI Act”) authorizes the FDA to license a biological product that is biosimilar to an FDA-licensed biologic through an abbreviated pathway. The BPCI Act establishes criteria for determining that a product is biosimilar to an already-licensed biologic, or reference product, and establishes a process by which an abbreviated BLA for a biosimilar product is submitted, reviewed and approved.

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

Most recently, on August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. Among other things, the IRA directs the HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price representing a significant discount from average prices to wholesalers and direct purchasers. The law will also, beginning in 2023, penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. Further, the IRA eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the IRA may be subject to legal challenges. It is currently unclear how the IRA will be implemented but it is likely to have a significant impact on the pharmaceutical industry. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

Employees and Human Capital Resources

As of December 31, 2025, we had 12 full-time employees plus a number of contract workers, who manage and oversee all aspects of our operations, including nonclinical development, manufacturing, clinical development, and general and administrative functions. Nine employees were engaged in research and development activities. In addition, we currently work with numerous highly experienced consultants and contractors who provide management and oversight in manufacturing, analytical, clinical supply chain, regulatory, pharmacovigilance and safety, clinical operations, data management, statistics, non-clinical toxicology, nonclinical and clinical pharmacology, and medical affairs. Thus, we currently operate as a semi-virtual pharmaceutical company with expertise in numerous aspects of preclinical and clinical development.

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

Our Internet address for corporate and investor information is www.actuatetherapeutics.com. The information contained on our website or connected to our website is not incorporated by reference into this Annual Report and should not be considered part of this Report.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on or through our website at www.actuatetherapeutics.com under the “SEC Filings” heading on the “Investors” page as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. They are also available for free on the SEC’s website at www.sec.gov.

In addition, we use our website www.actuatetherapeutics.com as a means of disclosing material non-public information and for complying with our disclosure obligations under the Regulation FD. Such disclosures will be included on the Company’s website under the heading “Investors.” We also use social media accounts as a means of disclosing material non-public information, including accounts at:

•	X account (formerly Twitter): @ActuateThera or https://x.com/ActuateThera
•	LinkedIn: https://www.linkedin.com/company/actuate-therapeutics-inc./
•	Facebook profile: https://www.facebook.com/profile.php?id=61572431561095

Accordingly, investors should monitor such portions of the Company’s website and social media accounts, in addition to following the Company’s press releases, SEC filings, corporate presentations, and public conference calls and webcasts (if any).

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

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant operating losses for the foreseeable future. We may never generate revenue or achieve profitability, and if we do achieve profitability, it may not be sustained.

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

We have incurred losses since our inception and our accumulated deficit was approximately $154.6 million at December 31, 2025. Substantially all of our losses have resulted from expenses incurred in connection with our research and development activities and from general and administrative costs associated with our operations. We expect to continue to incur substantial and increasing operating losses over the next several years as we continue the clinical development of, seek regulatory approval for and potentially commercialize elraglusib and any future product candidates, as well as operate as a public company.

The magnitude of our future losses and when, if ever, we will become profitable are uncertain. We do not have any products that have generated any revenues from commercial sales, and do not expect to generate revenues from the commercial sale of products in the near future, if ever. If we are unable to successfully develop, obtain requisite approval for and commercialize elraglusib or any future product candidates, we may never generate revenue. Our ability to generate revenue and achieve profitability will depend on, among other things:

•	successful completion of the development of our product candidates;
•	obtaining necessary regulatory approvals from the FDA and international regulatory agencies;
•	establishing manufacturing, sales, and marketing arrangements with third parties;
•	obtaining adequate reimbursement by third-party payers; and
•	raising sufficient funds to finance our activities.

There can be no assurance we will be successful in all or any of these undertakings. If we are unsuccessful at some or all of these undertakings, our business, financial condition, and results of operations are expected to be materially and adversely affected.

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

We will require substantial additional capital to finance our operations, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or our operations.

As of December 31, 2025, we had approximately $13.2 million in cash and cash equivalents and working capital of approximately $7.9 million. Based on our current operating plan, we estimate that our existing cash and cash equivalents as of the date of this Report will not satisfy the Company’s operational and capital requirements beyond July 2026. Our estimates and assumptions regarding our operating costs may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned.

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

We expect to finance our cash needs through public or private equity or debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, as of the date of this Report, we have no agreements or understandings in place concerning our receipt of additional financing.

The foregoing conditions raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm included in its audit opinion for the year ended December 31, 2025 an explanatory paragraph that there is substantial doubt as to our ability to continue as a going concern.

Raising additional capital or acquiring or licensing assets by issuing equity or debt securities may cause dilution to our stockholders, and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional capital through future collaborations, strategic alliances or third-party licensing arrangements, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us.

If we are unable to raise additional capital when needed, we may be required to delay, reduce or eliminate our research and development programs or any future commercialization efforts, or even curtail or cease operations.

Risks Related to the Development and Commercialization of Our Product Candidates

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

We currently only have one product candidate, elraglusib, which is in Phase 2 clinical development for the treatment of mPDAC as its lead indication. Our business presently depends entirely on our ability to successfully develop, obtain regulatory approval for, and commercialize elraglusib in a timely manner. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development and may be able to better sustain the delay or failure of a lead product candidate. The success of elraglusib will depend on several factors, including the following:

•	successful initiation and enrollment of clinical trials and completion of clinical trials with favorable results;
•	acceptance of regulatory submissions by the FDA or comparable foreign regulatory authorities for the conduct of clinical trials of elraglusib and of our proposed designs of planned clinical trials of elraglusib;
•	the frequency and severity of adverse events observed in clinical trials and preclinical studies;
•	maintaining and establishing relationships with contract research organizations (“CROs”) and clinical sites for the clinical development of elraglusib, and ability of such CROs and clinical sites to comply with clinical trial protocols, GCPs and other applicable requirements;
•	demonstrating the safety and efficacy of elraglusib to the satisfaction of applicable regulatory authorities, including by establishing a safety database of a size satisfactory to regulatory authorities;
•	receipt and maintenance of regulatory approvals from applicable regulatory authorities, including approvals of NDAs from the FDA;
•	maintaining relationships with our third-party manufacturers and their ability to comply with cGMPs as well as entering into agreements with our third-party manufacturers for, or establishing our own, commercial manufacturing capabilities at a cost and scale sufficient to support commercialization;
•	establishing sales, marketing and distribution capabilities and launching commercial sales of elraglusib, if and when approved, whether alone or in collaboration with others;
•	obtaining, maintaining, protecting and enforcing patent and any potential trade secret protection or regulatory exclusivity for elraglusib;
•	maintaining an acceptable safety profile of elraglusib following regulatory approval, if any;
•	maintaining and growing an organization of people who can develop and, if approved, commercialize, market and sell elraglusib; and
•	acceptance and coverage of our products, if approved, by patients, the medical community and federal healthcare program and other third-party payors.

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

Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. Such setbacks have occurred and may occur for many reasons, including, but not limited to:

•	clinical sites and investigators may deviate from clinical trial protocols, whether due to lack of training or otherwise, and we may fail to detect any such deviations in a timely manner;
•	patients may fail to adhere to any required clinical trial procedures, including any requirements for post-treatment follow-up;
•	our product candidates may fail to demonstrate safety efficacy in certain patient subpopulations, which has not been observed in earlier trials due to limited sample size, lack of analysis or otherwise;

•	our clinical trials may not adequately represent the patient populations we intend to treat, whether due to limitations in our trial designs or otherwise, such as where one patient subgroup is overrepresented in the clinical trial; or
•	others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability, or commercialization of the particular product candidate or product.

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

If we experience delays or difficulties enrolling subjects to our clinical trials, our receipt of necessary regulatory approvals could be delayed or otherwise adversely affected.

Identifying, screening and enrolling patients to participate in clinical trials of our product candidates is critical to our success, and we may not be able to identify, recruit, enroll and dose a sufficient number of patients with the required or desired characteristics to complete our clinical trials in a timely manner. We may not be able to initiate or continue certain clinical trials for elraglusib or any future product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. The timing of our clinical trials depends on our ability to recruit patients to participate as well as to subsequently dose these patients and complete required follow-up periods. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including:

•	the size and characteristics of the patient population;
•	the proximity of patients to clinical sites;

•	the eligibility and exclusion criteria for the trial;
•	the design of the clinical trial;
•	the risk that enrolled patients will not complete a clinical trial;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience; and
•	competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidates being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating as well as any product candidates under development.

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

As a company, we have not yet initiated nor completed a Phase 3 clinical trial and have limited experience in completing regulatory filings, and any delays in regulatory filings could materially affect our financial condition.

We will need to successfully complete clinical trials in order to obtain FDA or comparable foreign regulatory approval to market elraglusib or any future product candidates. Carrying out clinical trials and the submission of a successful NDA or other comparable foreign regulatory submission is a complicated process. As a company, we have not yet initiated nor completed a Phase 3 clinical trial of our product candidates, nor have we demonstrated the ability to obtain marketing approvals, manufacture product candidates at a commercial scale, or conduct sales and marketing activities necessary for the successful commercialization of a product. We may also choose to conduct a number of additional clinical trials of elraglusib in parallel over the next several years, which may be a difficult process to manage with our limited resources and which may divert attention of management. FDA or other regulatory authority could also require us to conduct additional trials which may further delay approval of our product. Consequently, we have no historical basis as a company by which you can evaluate or predict reliably our future success or viability.

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

We may seek additional Orphan Drug, Fast Track (“FTD”), Breakthrough (“BTD”) or orphan and priority (“PRIME”) designations for one or more of our current and future product candidates, but we might not receive any such designation, and even if we do, such designation may not actually lead to a faster development or regulatory review or approval process.

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

Elraglusib has been granted orphan drug designation (“ODD”) for the treatment of pancreatic cancer, glioblastomas, neuroblastoma and soft tissue sarcomas in the United States. We may seek additional ODD or regulatory incentives for other indications, for the oral dosage form of elraglusib, or for future product candidates in the United States, EU, Japan or Australia. We may not be able to obtain such designations.

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

As a company, we have not completed the development or clinical trials of any product candidate and, accordingly, have not yet begun to market or generate revenue from the commercialization of any products. Obtaining approvals of these product candidates will require substantial additional research and development as well as costly clinical trials. There can be no assurance that we will successfully complete the development of our product candidates or successfully market them. We may encounter problems and delays relating to research and development, regulatory approval, intellectual property rights of product candidates, or other factors. There can be no assurance that our development programs will be successful, that our product candidates will prove to be safe and effective in or after clinical trials, that the necessary regulatory approvals for any product candidates will be obtained, or, even if obtained, will be as broad as sought or will be maintained for any period thereafter, that patents will issue on our patent applications, that any intellectual property protections we secure will be adequate, or that our collaboration arrangements will not diminish the value of our intellectual property through licensing or other arrangements.

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

Our current drug substance (“DS”) manufacturer of elraglusib is in China, and it is unknown how current or future geopolitical relationships with China may affect our ability to obtain DS, increase our costs, delay clinical trials and potential regulatory approval, and adversely impact our financial condition.

We rely upon a single company located in China to manufacture the DS for our sole product candidate, elraglusib. This company manufactures DS under cGMP that is suitable for formulating into a therapeutic used in humans, which drug product manufacturing process is substantially completed in the United States. We do not have any exclusive contractual commitments for this company to manufacture for us in the future or to ever become a sole provider of DS and thus, we do have the ability to seek out other GMP manufacturers if needed. However, if we do not maintain this manufacturing and service relationship that is important to us and are not able to identify replacement suppliers, vendors and laboratories, our ability to obtain elraglusib for clinical trials and potential regulatory approval could be impaired or delayed and our costs could substantially increase, adversely impacting our financial condition.

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

Furthermore, our supplier could stop producing our supplies, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors. Establishing additional or replacement suppliers for these supplies, and obtaining regulatory clearance or approvals that may result from adding or replacing suppliers, could take a substantial amount of time, result in increased costs and impair our ability to produce our products or conduct timely trials, which would adversely impact our business, financial condition, results of operations and prospects. Any such interruption or delay may force us to seek similar supplies from alternative sources, which may not be available at reasonable prices, or at all. Any interruption in the supply of source components for our product candidates would adversely affect our ability to meet scheduled timelines and budget for the development and commercialization of our product candidates, which could result in higher expenses and would harm our business. Although we have not experienced any significant disruption as a result of our reliance on our supplier, we have a limited operating history and cannot assure you that we will not experience disruptions in our supply chain in the future as a result of such reliance or otherwise.

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

Disruptions at the FDA and other government agencies caused by funding shortages, changes in personnel, or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

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

Risks Related to our Common Stock

Concentration of ownership by our principal stockholders limits the ability of others to influence the outcome of director elections and other transactions requiring stockholder approval, creates the potential for conflicts of interest, may negatively impact our stock price and may deter or prevent efforts by others to acquire us, preventing our stockholders from realizing a control premium.

A significant percentage of our outstanding stock is currently held by funds affiliated with our chairman, Aaron G.L. Fletcher, (the “Bios Equity Affiliated Funds”) and which beneficially own approximately 43% of our common stock outstanding as of December 31, 2025. As a result, the Bios Equity Affiliated Funds have a strong influence on corporate actions requiring stockholder approval, including the following actions:

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

The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

•	results of our clinical trials and preclinical studies, and the results of trials of our competitors or those of other companies in our market sector;
•	our ability to obtain and maintain regulatory approval of elraglusib or any future product candidates or additional indications thereof, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
•	announcements concerning the progress and results of our clinical trials, our ability to potentially obtain regulatory approval for and commercialize elraglusib or any of our future product candidates, including any requests we receive from the FDA for additional studies or data that result in delays in potentially obtaining regulatory approval or potentially launching elraglusib or any of our future product candidates, if approved;
•	market conditions in the pharmaceutical and biotechnology sectors or the economy as a whole;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;
•	price and volume fluctuations in the overall stock market;
•	our ability to enroll patients in future clinical studies;
•	the failure of elraglusib or any of our future product candidates, if approved, to achieve commercial success;
•	achievement of expected product sales and profitability;
•	announcements of the introduction of new products by us or our competitors;
•	developments concerning product development results or intellectual property rights of others;
•	litigation or public concern about the safety of elraglusib of any of our future potential products;

•	actual fluctuations in our quarterly operating results, and concerns by investors that such fluctuations may occur in the future;
•	deviations in our operating results from the estimates of securities analysts or other analyst comments;
•	additions or departures of key personnel;
•	sales of our stock by us, our insiders or our stockholders;
•	healthcare reform legislation, including measures directed at controlling the pricing of pharmaceutical products, and third-party coverage and reimbursement policies;
•	developments concerning current or future strategic collaborations; and
•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

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

From time to time, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of presidential elections in the United States, military conflict, including the conflicts in the Middle East and between Russia and Ukraine, terrorism or other acts of violence or geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. In addition, in 2023, the closures of financial institutions and their placement into receivership with the Federal Deposit Insurance Corporation created bank-specific and broader financial institution liquidity risk and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly, more onerous with respect to financial and operating covenants and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay, limit, reduce or abandon product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

If securities or industry analysts do not publish research or reports or publish unfavorable research or reports about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. If current or future analysts who cover us downgrade our stock, or if we fail to meet the expectations of one or more of these analysts, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to regularly publish reports on us, interest in our stock could decrease, which could cause our stock price or trading volume to decline.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

Pursuant to Section 404 of Sarbanes-Oxley, once we lose our status as an “emerging growth company” and do not otherwise qualify as a “smaller reporting company” with less than $100.0 million in annual revenue, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we may need to upgrade our information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

In addition, any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins its Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Item 2. Properties.

Our principal executive offices are located in Fort Worth, Texas, whereby we rent limited office space in a shared environment on a month-to-month basis beginning December 1, 2024 at an initial rate of $4,200 per month. Rent expense for the years ended December 31, 2025 and 2024 was $51,200 and $4,200, respectively. Prior to December 1, 2024, we utilized office space made available to us by our largest investor for administrative purposes at no cost to the Company. We believe that our current arrangement is sufficient to meet our needs for the foreseeable future and that any additional space we may require will be available on commercially reasonable terms. All research and development activities are undertaken at CROs or with academic collaborators.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock, par value $0.000001 per share, commenced trading on the Nasdaq Global Market under the symbol “ACTU” since our IPO on August 13, 2024.

Holders of Common Stock

As of March 17, 2026, there were 84 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2025 with respect to shares of common stock that may be issued under our equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon the Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($/share)		(c) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	2,476,830	(1)	$6.51	(2)	2,184,341	(3)
Equity compensation plans not approved by stockholders	–		–		–
Total	2,476,830		–		2,184,341

(1)	Consists of (i) options to purchase a total of 1,841,977 shares of common stock under the 2015 and 2024 Plans, (ii) 17,617 shares of our common stock that are subject to unvested RSAs under the 2015 Plan, and (iii) 617,236 shares of our common stock that are subject to outstanding RSUs under the 2024 Plan.
(2)	The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account the shares of our common stock subject to outstanding RSAs or RSUs, which have no exercise price.
(3)	Consists of 2,184,341 shares of our common stock reserved for issuance under the 2024 Plan. The 2024 Plan provides for an annual increase on the first day of each calendar year beginning January 1, 2025 and ending on and including January 1, 2034, equal to the lesser of (A) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as is determined by the administrator. Effective January 1, 2025, the number of shares available for grant under the 2024 Plan increased by 976,581. The 2015 Plan terminated prior to the Company’s IPO, and no additional awards will be granted under the 2015 Plan. Any outstanding awards under the 2015 Plan that are subsequently cancelled, forfeited or expire will become available for grant under the 2024 Plan.

Performance Graph

Not applicable.

Recent Sales of Unregistered Securities

During the year ended December 31, 2025, we sold 539,967 shares of our common stock to B. Riley Principal Capital II pursuant to a common stock purchase agreement dated March 27, 2025 for the net proceeds of $3,800,465. All shares of common stock issued and sold to B. Riley Principal Capital II were issued pursuant to Section 4(a)(2) of the Securities Act, as transactions not involving a public offering. Except for the proceeding, we did not issue any equity securities during the year ended December 31, 2025 that were not registered under the Securities Act and that have not otherwise been described in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Repurchases of Equity Securities

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of our operations should be read together with the consolidated financial statements and related notes of Actuate Therapeutics, Inc. included in Part II Item 8 of this Annual Report on Form 10-K (“Annual Report” or “Report”).

This discussion and analysis contain forward-looking statements reflecting our management’s current expectations that involve risks, uncertainties and assumptions. See the section entitled “Cautionary Note Regarding Forward-Looking Statements.” Our actual results and the timing of events may differ materially from those described in or implied by these forward-looking statements due to a number of factors, including those discussed below and elsewhere in this Report, particularly those set forth under “Risk Factors.”

Business Overview

We are a clinical stage biopharmaceutical company focused on developing therapies for the treatment of high impact, difficult to treat cancers through the inhibition of glycogen synthase kinase-3 (GSK-3). We are developing elraglusib, an ATP-competitive small molecule that is designed to enter cancer cells and block the function of the enzyme glycogen synthase kinase-3 beta (“GSK-3β”), a master regulator of complex biological signaling cascades, including those mediated by oncogenes, that lead to tumor cell survival, growth, migration, and invasion. We believe that the blockade of GSK-3β signaling ultimately results in the death of the cancer cells and the regulation of anti-tumor immunity. There are no approved high-affinity inhibitors of GSK-3β, and we believe elraglusib is one of the most advanced GSK-3β inhibitors in clinical development. Elraglusib was originally known as 9-ING-41 but was granted the elraglusib International Nonproprietary Names (“INN”) and United States Adopted Names (“USAN”) generic name in 2021.

We have exclusively licensed elraglusib, a proprietary and patent protected GSK-3 inhibitor developed in a collaboration between The Board of Trustees of the University of Illinois-Chicago (“UIC”) and Northwestern University (“NU”).

We believe elraglusib represents a “pipeline in a molecule” with a broad opportunity for us to potentially initiate and advance multiple drug development programs around our lead asset based on its multimodal mechanisms of action, data emerging from completed or ongoing clinical trials and non-clinical biological, cellular, and animal data. Animal tumor model data, clinical trial data and AI-based computational approaches have identified a number of areas of unmet clinical need in cancer treatment where elraglusib may play an interventional role, including pancreatic, metastatic melanoma, lung, colon, breast, renal, and ovarian cancer, leukemias and lymphomas, as well as some pediatric cancers including Ewing sarcoma, neuroblastoma and pediatric leukemias.

To date, we have treated over 500 patients with elraglusib as an IV injection (“Elraglusib Injection”) in Phase 1 and Phase 2 studies. Our most advanced clinical indication is first-line metastatic pancreatic ductal adenocarcinoma (“mPDAC”). Our Phase 2 study in mPDAC, known as Actuate-1801 Part 3B study, is a randomized, controlled Phase 2 trial that enrolled 286 patients with no prior systemic treatment for metastatic disease. The primary endpoint for this study was mOS, with OS summarized throughout the study by estimates of 1-year survival. Updated data results presented at the American Society of Clinical Oncology (“ASCO”) Genitourinary Cancers Symposium (“ASCO GI”) in January 2026 utilizing a data cutoff as of November 22, 2025 showed that the trial met its primary endpoint, demonstrating a statistically significant improvement in mOS with elraglusib plus gemcitabine/nab-paclitaxel (“GnP”) versus GnP alone. Data presented at ASCO GI included:

•	Statistically significant benefit in mOS in the elraglusib/GnP arm vs GnP control arm (mOS 10.1 months vs. 7.2 months, p=0.02, HR=0.62);
•	Near doubling of the 12-month survival rate, from 22.3% in the GnP arm to 44.4% in the elraglusib/GnP arm; and
•	Almost fivefold increase in 24-month survival rate, from 2.6% in the GnP control arm to 12.9% in the elraglusib/GnP arm, emphasizing the potential for long-term clinical benefit.

In addition to treating mPDAC, Elraglusib Injection is also being evaluated in pediatric cancer patients with recurrent/refractory solid cancers. This study, Actuate-1902, is a Phase 1/2 study that evaluated escalating doses of elraglusib as a single agent as well as in combination with irinotecan or cyclophosphamide/topotecan in the Phase 1 portion of the trial. Patients in this Actuate-1902 study also experienced a number of objective responses in the combination chemotherapy arms, and based on this data, we identified Ewing sarcoma and neuroblastoma as new indications for further development of Elraglusib Injection, further expanding the potential of elraglusib.

We have developed several oral dosage forms of elraglusib, which we believe will allow us to expand the number of cancer indications that we are able to target and allow us to further explore more convenient dose delivery options for patients. A clinical candidate tablet, the Elraglusib Oral Tablet, has been selected for further development and, subject to future funding, we are planning a Phase 1 study to identify the maximum tolerated dose and RP2D for Elraglusib Oral Tablet in adult patients with advanced, refractory cancers. Once we have determined a RP2D, several Phase 2 studies have been identified for further clinical development of Elraglusib Oral Tablet, subject to additional funding, based on data from previous studies, including but not limited to, refractory, metastatic melanoma and refractory, metastatic colorectal cancer, and non-small cell lung cancer.

Components of Our Results of Operations

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

Although research and development activities are central to our business model, the successful development of elraglusib and any future product candidates is highly uncertain. There are numerous factors associated with the successful development of any product candidate such as elraglusib, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. In addition, future regulatory factors beyond our control may impact our clinical development programs. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased number of patients and duration of later-stage clinical trials. As a result, we expect our research and development expenses to increase substantially in connection with our ongoing and planned clinical and preclinical development activities in the near term and in the future, provided we are able to raise additional capital. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of elraglusib and any future product candidates. Our future research and development expenses may vary significantly based on a wide variety of factors such as:

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

Other Income (Expense)

Change in Fair Value of Warrant Liability

We previously had outstanding warrants that required liability classification. The warrants were recorded at fair value upon issuance and were subject to remeasurement to fair value at each balance sheet date, with any changes in fair value recognized in other income (expense), net. The warrant liabilities were remeasured upon the closing of our IPO and marked to market to its fair value before being reclassified to equity.

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

Results of Operations

Comparison of the Year Ended December 31, 2025 and 2024:

The following table summarizes our results of operations for the year ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	Change
Operating expenses:
Research and development	$10,292,620	$18,676,276	$(8,383,656)
General and administrative	12,202,692	6,484,458	5,718,234
Total operating expenses	22,495,312	25,160,734	(2,665,422)
Loss from operations	(22,495,312)	(25,160,734)	2,665,422
Other income (expense):
Change in estimated fair value of warrant liability (non-cash)	–	(78,903)	78,903
Gain on settlement of warrants (non-cash)	–	343,240	(343,240)
Loss on issuance of related party convertible notes payable at fair value (non-cash)	–	(400,000)	400,000
Change in estimated fair value of related party convertible notes payable (non-cash)	–	(2,192,507)	2,192,507
Interest expense	(20,250)	(18,717)	(1,533)
Interest income	287,710	222,293	65,417
Total other income (expense), net	267,460	(2,124,594)	2,392,054
Net loss	$(22,227,852)	$(27,285,328)	$5,057,476

Research and Development Expenses

The following table summarizes our research and development expenses for the year ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	Change
External clinical trial expenses	$5,051,488	$13,387,974	$(8,336,486)
Chemistry, Manufacturing & Control (“CMC”) related costs	753,713	1,707,132	(953,419)
Preclinical and biomarker research	972,646	397,408	575,238
Personnel and consulting expenses	3,514,773	3,183,762	331,011

Total research and development expenses	$10,292,620	$18,676,276	$(8,383,656)

The decrease in research and development expenses of $8,383,656 for the year ended December 31, 2025 compared to the prior year was primarily due to (i) a decrease in external clinical trial expenses of $8,336,486 mostly related to lower patient fees and CRO costs associated with fewer patients on study related to the randomized Phase 2 mPDAC trial (Actuate-1801 Part 3B) as the trial winds down and (ii) a decrease in CMC related costs of $953,419 primarily due to the timing of drug product manufacturing and stability studies. These decreases were partially offset by (i) an increase in preclinical and biomarker studies of $575,238, driven by new studies completed during 2025, and (ii) an increase in personnel and consulting expenses of $331,011, primarily due to higher non-cash stock-based compensation expense of $314,933.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the year ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	Change
Personnel-related expenses	$7,605,193	$3,770,893	$3,834,300
Professional and consulting fees	3,085,658	1,937,282	1,148,376
Other expenses	1,511,841	776,283	735,558

Total general and administrative expenses	$12,202,692	$6,484,458	$5,718,234

The increase in general and administrative expenses of $5,718,234 for the year ended December 31, 2025 compared to the prior year was primarily due to (i) an increase in personnel-related expenses of $3,834,300 mostly due to an increase in non-cash stock-based compensation expense of $3,735,935 related to awards granted to employees, non-employee members of the board of directors, and consultants of the Company combined with an increase in payroll and related expenses primarily related to the hiring of the Company’s chief financial officer in June 2024, an increase in base salaries for certain administrative employees, offset by a decrease in bonus expense, (ii) an increase in professional and consulting fees of $1,148,376 primarily due to an increase in (a) investor and public relation fees, (b) consulting fees associated with increased administrative support, and (c) legal fees related to routine corporate activities, which amounts were offset by a decrease in board member search fees and valuation services and (iii) an increase in other expenses of $735,558 primarily due to an increase in the cost of directors and officers insurance, board fees, listing fees, and other public company expenses.

Other Income (Expense)

Other income (expense), net, for the year ended December 31, 2025 and 2024 is comprised of the following:

•	Change in fair value of warrant liability —During the year ended December 31, 2024, we recognized an increase in fair value of the warrant liability of $78,903 based on the estimated fair value of warrant liability using the Black-Scholes valuation model at August 14, 2024 (closing date of the Company’s IPO). As of December 31, 2024, there were no Redeemable Convertible Preferred Stock Warrants outstanding and no related warrant liability.

•	Gain on settlement of warrants — During the year ended December 31, 2024, we recognized a gain on settlement of warrants of $343,240 on the closing date of the Company’s IPO, representing the difference between the estimated fair value at December 31, 2023 and the estimated fair value upon conversion of the warrants into shares of common stock on August 14, 2024.

•	Loss on issuance of related party convertible notes payable at fair value — The loss on issuance of the Related Party Convertible Notes Payable of $400,000 for the year ended December 31, 2024 represents the difference between the estimated fair value of the Related Party Convertible Notes Payable on the issuance date and the principal amount of the note on the issuance date based on the valuation assumptions.

•	Change in estimated fair value of Related Party Convertible Notes Payable — The change in the estimated fair value of the Related Party Convertible Notes Payable of $2,192,507 for the year ended December 31, 2024 represents the difference between the estimated fair value at issuance and the estimated fair value upon conversion into common stock on August 14, 2024.

•	Interest expense — Interest expense for the year ended December 31, 2025 and 2024 represents interest accrued on amounts owed under a license agreement with UIC, whereby UIC agreed to defer amounts payable to UIC under a former sublicense agreement in the amount of $404,991 in exchange for an interest-bearing license payable.

•	Interest income — Interest income for the year ended December 31, 2025 and 2024 represents interest earned on cash and cash equivalents based on the prevailing market rates. The increase in interest income for the year ended December 31, 2025 compared to the prior year is primarily due to a higher average cash balance on hand in 2025 compared to 2024.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We expect to incur significant expenses and operating losses in the foreseeable future as we advance the clinical development of elraglusib and any future product candidates.

On March 27, 2025, we entered into a common stock purchase agreement (the “Committed Equity Facility”) with B. Riley Principal Capital II (“B. Riley”) giving the Company the right, but not the obligation, to sell to B. Riley over a 36-month period up to the lesser of (i) $50 million of newly issued shares of our common stock and (ii) 3,904,374 shares of the Company’s common stock. During the year ended December 31, 2025, we received net proceeds of $3,800,465 in exchange for 539,967 shares of common stock sold under the Committed Equity Facility. As of December 31, 2025, we had 3,364,407 shares of common stock in remaining capacity under our Committed Equity Facility.

On June 25, 2025, we entered into a securities purchase agreement for a private placement of common stock and warrants with certain institutional and accredited investors, which closed on June 27, 2025 (the “June 2025 Private Placement”). Under the June 2025 Private Placement, the Company received aggregate net proceeds of $4,592,462 in exchange for the issuance of 666,497 shares of common stock and warrants to purchase up to 666,497 shares of common stock.

On September 10, 2025, we entered into an underwriting agreement (the “Underwriter Agreement”) with Lucid Capital Markets, LLC (“Underwriter”) relating to an underwritten public offering of 2,142,858 shares of common stock plus an over-allotment option to purchase up to an additional 321,428 shares of common stock at the public offering price of $7.00 per share, less underwriting discounts and commissions and other offering expenses (“September 2025 Public Offering”). The offering closed on September 11, 2025, and the Company issued 2,464,286 shares of common stock to the Underwriter, including shares issued under the over-allotment option, in exchange for net proceeds of $15,573,966.

On November 28, 2025, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with B. Riley Securities, Inc. and Craig-Hallum Capital Group LLC (each a “Sales Agent” and collectively the “Sales Agents”) with respect to an “at the market” offering program (the “ATM Facility”), under which we may, from time to time, at our sole discretion, issue and sell through the Sales Agents, up to $100 million of shares of common stock. Pursuant to the ATM Agreement, we may sell the shares through the Sales Agents by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act. The Sales Agents will use commercially reasonable efforts consistent with their normal trading and sales practices to sell the shares from time to time, based upon instructions from us, including any price or size limits or other customary parameters or conditions we may impose. We will pay the Sales Agents a commission of up to 3.0% of the gross sales proceeds of any common stock sold through the Sales Agents under the ATM Agreement, and we also have provided the Sales Agents with customary indemnification rights. During the year ended December 31, 2025, the Company did not sell any shares of common stock under the ATM Facility. As of December, we had $100 million in remaining capacity under our ATM Facility.

 As of December 31, 2025, we had cash and cash equivalents of $13,159,423 and working capital of $7,936,503. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue our development of, seek regulatory approval for, and potentially commercialize elraglusib and potentially seek to discover and develop and/or license or acquire additional product candidates, conduct our ongoing and planned clinical trials and preclinical studies, continue our research and development activities, utilize third parties to manufacture elraglusib, hire additional personnel, expand and protect our intellectual property, and incur additional costs associated with being a public company. Based on our current operating plan, we estimate that our existing cash and cash equivalents as of the date of this Annual Report will not satisfy the Company’s operational and capital requirements beyond July 2026 without raising additional capital. There can be no assurance that the Company will be able to raise sufficient proceeds in the future under the ATM Facility or Committed Equity Facility or any additional financing will be available to the Company on acceptable terms, if at all.

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

Cash Flow Summary

The following table provides a summary of our cash flows for the year ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(19,206,253)	$(21,842,648)
Net cash provided by financing activities	23,724,054	27,525,611
Net change in cash and cash equivalents	$4,517,801	$5,682,963

Cash Flows From Operating Activities

Year Ended December 31, 2025 — Net cash used in operating activities for the year ended December 31, 2025 consisted of our net loss of $22,227,852 combined with cash used by a net change in operating assets and liabilities of $3,045,312, which amounts were offset by non-cash stock-based compensation expense of $6,046,661 and an increase in accrued interest on license payable of $20,250

Year Ended December 31, 2024 — Net cash used in operating activities for the year ended December 31, 2024 consisted of our net loss of $27,285,328 combined with the non-cash gain on settlement of the warrant liability of $343,240, which amounts were offset by (i) non-cash stock-based compensation expense of $1,995,793, (ii) a non-cash increase in the fair value of our warrant liability of $78,903, (iii) a loss on issuance of Related Party Convertible Notes Payable at fair value of $400,000, (iv) the change in estimated fair value of Related Party Convertible Notes Payable of $2,192,507, (v) an increase in accrued interest on license payable of $18,641, and (vi) cash provided by a net change in operating assets and liabilities of $1,100,076.

Cash Flows From Financing Activities

Year Ended December 31, 2025 —During the year ended December 31, 2025, net cash provided by financing activities consisted of net proceeds received of (i) $15,573,966 under the September 2025 Public Offering, (ii) $4,592,462 under the June 2025 Private Placement, (iii) $3,826,336 from the sale of common stock to B. Riley under the Committed Equity Facility, and (iv) $34,115 from the exercise of stock options, which amounts were offset by the payment of deferred offering costs of $302,825.

Year Ended December 31, 2024 — During the year ended December 31, 2024, net cash provided by financing activities primarily consisted of net proceeds received from the closing of the IPO and Overallotment Option of $22,025,611 (net of underwriting discounts and commissions and after payment of offering costs of $1,931,189), proceeds of $5,500,000 from the issuance of the Related Party Convertible Notes Payable, and proceeds of $200,000 from the issuance of a related party short-term loan, which amount was offset by the payment of the related party short-term loan of $200,000.

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

Stock-Based Compensation

In April 2015 and August 2024, the Company’s Board of Directors (“Board”) adopted the 2015 Stock Incentive Plan (“2015 Plan”) and the 2024 Stock Incentive Plan (“2024 Plan”), respectively. Under the 2015 Plan and 2024 Plan, the Company periodically grants equity-based payment awards in the form of restricted common stock awards (“RSAs”), restricted stock units (“RSUs”), and stock options to employees, directors, consultants and non-employees and records stock-based compensation expenses for awards of stock-based payments based on their estimated fair value at the grant date.

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

The Company accounts for the grant of stock options based on the estimated fair value of the underlying option using the Black-Scholes valuation model on the date of grant and are recognized as expense in the consolidated statement of operations on a straight-line basis over the requisite service period, which is the vesting period. The Black-Scholes valuation model requires the input of subjective assumptions, including expected volatility, expected dividend yield, expected term, risk-free rate of return and the estimated fair value of the underlying common stock on the date of grant. Prior to the IPO, the Company regularly engaged a third-party valuation specialist to assist with estimates related to the valuation of the Company’s common stock. Since the Company’s IPO, the fair value of our common stock was determined based on the closing price of our common stock as reported on the date of grant on the primary stock exchange on which our common stock is traded.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2025. Based on such evaluation, our principal executive officer and our principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). We maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP.

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

As of December 31, 2025, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on management’s assessment, management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

The information required by Part III is omitted from this Report because we will file a definitive proxy statement within 120 days after the end of our 2025 fiscal year pursuant to Regulation 14A for our 2026 Annual Meeting of Stockholders, or the 2026 Proxy Statement, and the information to be included in the 2026 Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our 2026 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be contained in our 2026 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in our 2026 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in our 2026 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be contained in our 2026 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements.

The consolidated financial statements of Actuate Therapeutics, Inc. filed as part of this Report are listed on the Index to Financial Statements on page F-1.

(2)	Finance Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits.

The exhibits filed or furnished as part of this Report are set forth below.

Exhibit Number	Description of Document

3.1	Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to Registrant’s Current Report on Form 8-K as filed on August 14, 2024)
3.2	Amended and Restated Bylaws of Actuate Therapeutics, Inc. (incorporated by reference to Registrant’s Current Report on Form 8-K as filed on August 14, 2024)
4.1	Form of Common Stock Certificate of Registrant (incorporated by reference to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on June 11, 2024)
4.2	Fourth Amended and Restated Investors’ Rights Agreement, by and between the Registrant and certain of its stockholders, dated November 30, 2022 (incorporated by reference to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on May 24, 2024)
4.3	Form of Representative Warrant issued to Underwriter under IPO (incorporated by reference to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on June 11, 2024)
4.4	Form of Second Amended and Restated Warrant issued to holders of Convertible Redeemable Preferred Stock (incorporated by reference to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on June 11, 2024)
4.5	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Registrant’s Annual Report on Form 10-K, filed with the SEC on March 13, 2025)
4.8	Form of Warrant, dated June 25, 2025, by and among Registrant and each of the purchasers party thereto under the Securities Purchase Agreement (incorporated by reference to Registrant’s Current Report on Form 8-K as filed on June 26, 2025)
10.1±	Exclusive License Agreement with Equity, dated April 6, 2015, as amended, between The Board of Trustees of the University of Illinois and the Registrant (incorporated by reference to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on July 16, 2024)
10.2±	License Agreement, dated March 31, 2015, as amended, between Northwestern University and the Registrant (incorporated by reference to Registrant’s Registration Statement on Form S-1, filed with the SEC on May 24, 2024)
10.3+	Actuate Therapeutics, Inc. 2015 Equity Incentive Plan, as amended, and form of grant agreements thereunder (incorporated by reference to Registrant’s Registration Statement on Form S-1, filed with the SEC on May 24, 2024)
10.4+	Actuate Therapeutics, Inc. 2024 Equity Incentive Plan (incorporated by reference to Registrant’s Registration Statement on Form S-1, filed with the SEC on May 24, 2024)
10.5+	Form of Stock Option Agreement under the Actuate Therapeutics, Inc. 2024 Stock Incentive Plan (incorporated by reference to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on June 11, 2024)
10.6+	Form of Restricted Stock Unit Agreement under the Actuate Therapeutics, Inc. 2024 Stock Incentive Plan (incorporated by reference to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on June 11, 2024)
10.7+	Non-Employee Director Compensation Policy (incorporated by reference to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on June 21, 2024)

Exhibit Number	Description of Document
10.8+	Employment Agreement, effective April 15, 2015 and as amended on each of February 5, 2016, September 28, 2017, September 23, 2018, January 29, 2019, August 1, 2022, January 27, 2023 December 12, 2023 and May 9, 2024, between Daniel Schmitt, and the Registrant (incorporated by reference to Registrant’s Registration Statement on Form S-1, filed with the SEC on May 24, 2024)
10.9+	Employment Agreement, effective June 1, 2022, between Andrew P. Mazar, Ph.D., and the Registrant (incorporated by reference to Registrant’s Registration Statement on Form S-1, filed with the SEC on May 24, 2024)
10.10+	Employment Agreement, effective June 1, 2024, between Paul Lytle, and the Registrant (incorporated by reference to Registrant’s Registration Statement on Form S-1, filed with the SEC on May 24, 2024)
10.11	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Registrant’s Registration Statement on Form S-1, filed with the SEC on May 24, 2024)
10.12+	Tenth Amendment to Employment Agreement by and between Daniel Schmitt and the Registrant dated March 11, 2025 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2025)
10.13+	First Amendment to Employment Agreement by and between Andrew P. Mazar, Ph.D. and the Registrant dated March 11, 2025 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2025)
10.14+	First Amendment to Employment Agreement by and between Paul Lytle and the Registrant dated March 11, 2025 (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2025)
10.15	Securities Purchase Agreement, dated March 27, 2025, by and between Registrant and B. Riley Principal Capital II, LLC (incorporated by reference to Registrant’s Current Report on Form 8-K as filed on March 28, 2025)
10.16	Registration Rights Agreement, dated March 27, 2025, by and between Registrant and B. Riley Principal Capital II, LLC (incorporated by reference to Registrant’s Current Report on Form 8-K as filed on March 28, 2025)
10.17	Form of Securities Purchase Agreement, dated June 25, 2025, by and among Registrant and each of the purchasers party thereto (incorporated by reference to Registrant’s Current Report on Form 8-K as filed on June 26, 2025)
10.18	Form of Registration Rights Agreement, dated June 25, 2025, by and among Registrant and each of the purchasers party thereto (incorporated by reference to Registrant’s Current Report on Form 8-K as filed on June 26, 2025)
10.19	At the Market Issuance Sales Agreement dated as of November 28, 2025 between Registrant, on the one hand, and B. Riley Securities, Inc. and Craig-Hallum Capital Group LLC, on the other (incorporated by reference to Registrant’s Current Report on Form 8-K as filed on November 28, 2025)
19.1	Insider Trading Policy (incorporated by reference to Registrant’s Annual Report on Form 10-K, filed with the SEC on March 13, 2025)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Crowe LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy of Actuate Therapeutics, Inc. (incorporated by reference to Registrant’s Annual Report on Form 10-K, filed with the SEC on March 13, 2025)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

 _____________________

*	Filed herewith
+	Indicates management contract or compensatory plan.
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

Dated: March 26, 2026	ACTUATE THERAPEUTICS, INC. /s/ Daniel M. Schmitt Daniel M. Schmitt. President and Chief Executive Officer, Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Daniel M. Schmitt	President, Chief Executive Officer and Director (principal executive officer)	March 26, 2026
Daniel M. Schmitt

/s/ Paul Lytle	Chief Financial Officer (principal financial and accounting officer)	March 26, 2026
Paul Lytle

/s/ Aaron G. L. Fletcher	Director and Chairperson	March 26, 2026
Aaron G.L. Fletcher, Ph.D.

/s/ Jason Keyes	Director	March 26, 2026
Jason Keyes

/s/ Amy Ronneberg	Director	March 26, 2026
Amy Ronneberg

/s/ Roger Sawhney	Director	March 26, 2026
Roger Sawhney

/s/ Todd Thomson	Director	March 26, 2026
Todd Thomson

/s/ Daniel Zabrowski	Director	March 26, 2026
Daniel Zabrowski, Ph.D.

ACTUATE THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Actuate Therapeutics, Inc.

Fort Worth, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Actuate Therapeutics Inc. (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses, has had negative operating cash flows and has not recognized any revenues since its inception. In addition, the Company has an accumulated deficit of $154,607,701 as of December 31, 2025 and is dependent on its ability to raise capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. Management has concluded there is substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Costa Mesa, California

March 26, 2026

Actuate Therapeutics, Inc.

Consolidated Balance Sheets

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$13,159,423	$8,641,622
Prepaid assets and other current assets	483,996	566,278
Total current assets	13,643,419	9,207,900
Deferred offering costs and other assets	392,491	110,548
Total assets	$14,035,910	$9,318,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,524,190	$1,921,189
Other accrued expenses	3,567,404	5,921,908
Accrued compensation	588,304	888,449
Accrued interest, current	27,018	70,957
Total current liabilities	5,706,916	8,802,503

Long term liabilities:
Accrued interest, less current portion	–	6,768
License payable	404,991	404,991
Total long-term liabilities	404,991	411,759

Total liabilities	6,111,907	9,214,262

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.000001 par value, 10,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $0.000001 par value, 200,000,000 shares authorized, 23,245,203 and 19,531,636 shares issued and outstanding at December 31, 2025 and 2024, respectively	23	20
Additional paid-in capital	162,531,681	132,484,015
Accumulated deficit	(154,607,701)	(132,379,849)
Total stockholders’ equity	7,924,003	104,186
Total liabilities and stockholders’ equity	$14,035,910	$9,318,448

See accompanying notes to consolidated financial statements.

Actuate Therapeutics, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$10,292,620	$18,676,276
General and administrative	12,202,692	6,484,458
Total operating expenses	22,495,312	25,160,734

Loss from operations	(22,495,312)	(25,160,734)

Other income (expense):
Change in estimated fair value of warrant liability	–	(78,903)
Gain on settlement of warrants	–	343,240
Loss on issuance of related party convertible notes payable at fair value	–	(400,000)
Change in estimated fair value of related party convertible notes payable	–	(2,192,507)
Interest expense	(20,250)	(18,717)
Interest income	287,710	222,293
Total other income (expense), net	267,460	(2,124,594)

Net loss	$(22,227,852)	$(27,285,328)

Weighted-average shares of common stock outstanding, basic and diluted	21,021,817	8,372,741
Net loss per share attributable to common stockholders, basic and diluted	$(1.06)	$(3.26)

See accompanying notes consolidated financial statements.

Actuate Therapeutics, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Redeemable Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances, December 31, 2023	24,678,355	$94,178,404	1,690,760	$2	$5,468,006	$(105,094,521)	$(99,626,513)
Issuance of common stock in initial public offering, net of underwriting discounts, commissions and offering costs of $3,734,389	–	–	3,220,000	3	22,025,608	–	22,025,611
Conversion of redeemable convertible preferred stock into common stock upon closing of initial public offering	(24,678,355)	(94,178,404)	13,710,379	14	94,178,390	–	94,178,404
Conversion of related party convertible notes payable into common stock upon closing of initial public offering	–	–	884,427	1	8,092,506	–	8,092,507
Reclassification of warrant liability to equity upon exchange of warrants to purchase redeemable convertible preferred stock for warrants to purchase common stock upon closing of initial public offering	–	–	–	–	485,172	–	485,172
Exercise of in-the-money warrants to purchase redeemable convertible preferred stock and conversion into common stock upon closing of initial public offering	–	–	26,070	–	238,540	–	238,540
Stock-based compensation expense	–	–	–	–	1,995,793	–	1,995,793
Net loss	–	–	–	–	–	(27,285,328)	(27,285,328)
Balances, December 31, 2024	–	–	19,531,636	20	132,484,015	(132,379,849)	104,186
Issuance of shares under underwritten public offering, net of underwriter discounts and issuance costs of $1,676,036	–	–	2,464,286	3	15,573,963	–	15,573,966
Issuance of shares under June 2025 Private Placement, net of issuance costs of $73,017	–	–	666,497	–	4,592,462	–	4,592,462
Issuance of shares under Committed Equity Facility, net of issuance costs of $603,655	–	–	539,967	–	3,800,465	–	3,800,465
Exercise of stock option awards	–	–	15,942		34,115	–	34,115
Issuance of vested and settled restricted stock units	–	–	26,875	–	–	–	–
Stock-based compensation expense	–	–	–	–	6,046,661	–	6,046,661
Net loss	–	–	–	–	–	(22,227,852)	(22,227,852)
Balances, December 31, 2025	–	$–	23,245,203	$23	$162,531,681	$(154,607,701)	$7,924,003

See accompanying notes to consolidated financial statements.

Actuate Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024
Operating Activities:
Net loss	$(22,227,852)	$(27,285,328)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,046,661	1,995,793
Change in estimated fair value of warrant liability	–	78,903
Gain on settlement of warrant liability	–	(343,240)
Loss on issuance of related party convertible notes payable at fair value	–	400,000
Change in estimated fair value of related party convertible notes payable	–	2,192,507
Interest accrued on license payable	20,250	18,641
Changes in operating assets and liabilities:
Prepaid assets and other current assets	82,282	(529,371)
Other assets	110,548	(110,548)
Accounts payable	(512,536)	(1,500,651)
Accrued compensation	(300,145)	610,949
Accrued interest	(70,957)	(70,957)
Other accrued expenses	(2,354,504)	2,700,654
Net cash used in operating activities	(19,206,253)	(21,842,648)

Financing Activities:
Proceeds from issuance of shares of common stock under underwritten public offering, net of underwriting discounts and offering costs	15,573,966	–
Proceeds from issuance of shares of common stock under June 2025 Private Placement, net	4,592,462	–
Proceeds from issuance of shares of common stock under the Committed Equity Facility, net	3,826,336	–
Proceeds from the exercise of stock options	34,115	–
Proceeds from initial public offering, net of underwriting discounts and commissions	–	23,956,800
Payment of offering costs related to initial public offering	–	(1,931,189)
Proceeds from issuance of related party short-term loan	–	200,000
Payment of related party short-term loan	–	(200,000)
Proceeds from issuances of related party convertible notes payable	–	5,500,000
Deferred offering costs	(302,825)	–
Net cash provided by financing activities	23,724,054	27,525,611

Net change in cash and cash equivalents	4,517,801	5,682,963
Cash and cash equivalents, beginning of period	8,641,622	2,958,659
Cash and cash equivalents, end of period	$13,159,423	$8,641,622

Supplemental disclosure of cash flow information:
Cash paid for interest	$70,957	$71,033
Cash paid for income taxes	$800	$800

Supplemental Schedule of Noncash Financing Activities:
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	$–	$94,178,404
Reclassification of warrant liability to equity upon exchange of not in-the-money Series B and Series C Redeemable Convertible Preferred Stock Warrants for warrants to purchase common stock	$–	$485,172
Exercise of in-the-money warrants to purchase redeemable convertible preferred stock and conversion into common stock upon initial public offering	$–	$238,540
Conversion of related party convertible notes payable into common stock upon initial public offering	$–	$8,092,507
Deferred offering costs, unpaid and accrued	$115,537	$–
Deferred offering costs charged against Committed Equity Facility	$25,871	$–

See accompanying notes consolidated financial statements.

Actuate Therapeutics, Inc.

Notes to the Consolidated Financial Statements

For The Years Ended December 31, 2025 and 2024

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

Initial Public Offering

On August 14, 2024, the Company completed the closing of its IPO of 2,800,000 shares of common stock at an initial offering price to the public of $8.00 per share, before the underwriters’ discount of $0.56 per share. Additionally, the underwriters exercised their option (“Overallotment Option”) to purchase an additional 420,000 shares at the same price of $8.00 per share less the underwriters’ discount on September 12, 2024. The Company’s common shares began trading on the Nasdaq Global Market on August 13, 2024, under the symbol “ACTU”. The Company received net proceeds of approximately $22 million, after deducting discounts and commissions of approximately $1.8 million and other offering expenses of approximately $1.9 million (or approximately $3.7 million in aggregate) for the issuance of 3,220,000 shares of common stock of the Company, including shares issued under the Overallotment Option.

Upon the closing of the Company’s IPO and Overallotment Option, the Company issued the underwriters warrants to purchase up to 161,000 shares of common stock, representing 5% of the shares of common stock issued under the IPO and Overallotment Option, at an exercise price of $10.00 per share (see Note 8).

In addition, the Company’s Redeemable Convertible Preferred Stock (see Note 7), Related Party Convertible Notes Payable (see Note 4) and in-the-money warrants to purchase the Company’s Redeemable Convertible Preferred Stock (see Note 8) converted into or were automatically exercised for, as applicable, common stock immediately prior to the closing of the IPO.

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

Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2025, the Company had cash and cash equivalents of $13,159,423 and working capital of $7,936,503. The Company has not generated any revenue and has incurred recurring operating losses since inception. The Company expects to continue to incur losses for the foreseeable future and therefore, the Company’s ability to continue its operations is highly dependent on its ability to raise additional capital to fund its future operations.

On March 27, 2025, the Company entered into a common stock purchase agreement (the “Committed Equity Facility”) with B. Riley Principal Capital II (“B. Riley”) giving the Company the right, but not the obligation, to sell to B. Riley over a 36-month period up to the lesser of (i) $50 million of newly issued shares of our common stock and (ii) 3,904,374 shares of the Company’s common stock. During the year ended December 31, 2025, we received net proceeds of $3,800,465 in exchange for 539,967 shares of common stock sold under the Committed Equity Facility. As of December 31, 2025, there were 3,364,407 shares of common stock in remaining capacity under the Committed Equity Facility (see Note 7).

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

On November 28, 2025, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with B. Riley Securities, Inc. and Craig-Hallum Capital Group LLC (each a “Sales Agent” and collectively the “Sales Agents”) with respect to an “at the market” offering program (the “ATM Facility”), under which the Company may, from time to time, at its sole discretion, issue and sell through the Sales Agents, up to $100 million of shares of common stock. Pursuant to the ATM Agreement, the Company may sell the shares through the Sales Agents by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act. The Sales Agents will use commercially reasonable efforts consistent with their normal trading and sales practices to sell the shares from time to time, based upon instructions from us, including any price or size limits or other customary parameters or conditions we may impose. The Company will pay the Sales Agents a commission of up to 3.0% of the gross sales proceeds of any common stock sold through the Sales Agents under the ATM Agreement and also has provided the Sales Agents with customary indemnification rights. During the year ended December 31, 2025, the Company did not sell any shares of common stock under the ATM Facility. As of December 31, 2025, the Company had $100 million in remaining capacity under its ATM Facility (see Note 7).

There can be no assurance that the Company will be able to raise sufficient proceeds in the future under the Committed Equity Facility, the ATM Facility, or any additional financing will be available to the Company on acceptable terms, if at all.

Management anticipates, based on currently proposed plans and assumptions, that our cash and cash equivalents on hand will not satisfy the Company’s operational and capital requirements beyond July 2026 without raising additional capital. As the Company continues to execute its business plan, it plans to seek financing for its operations through equity offerings, debt financings, or other capital sources. The Company’s ability to raise additional capital may be adversely impacted by business conditions, global economic conditions, disruptions to, and volatility in, the financial markets in the United States and worldwide, among other matters, and it may not obtain this necessary capital when needed on acceptable terms, or at all. If events or circumstances occur such that the Company does not obtain additional funding, it may be necessary to significantly reduce our scope of operations to reduce the current rate of spending through actions such as the need to delay, limit, reduce, grant rights to develop or terminate its product development or even cease operations, which could have a material adverse effect on the Company’s business, results of operations or financial condition. Based on the above matters, we have concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Actuate Therapeutics, Inc. and its wholly owned subsidiary, Actuate Therapeutics Limited. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions, and judgements that affect the reported amounts of assets, liabilities, expenses, and related disclosures in the accompanying notes. The Company bases its estimates, assumptions and judgements on historical experience when available and on various factors that it believes to be reasonable under the circumstances as of the date of the accompanying consolidated financial statements including stock-based compensation expense, accrued expenses (including accrued expenses related to research and development (“R&D”) as described below), and the recoverability of the Company’s net deferred tax assets and related valuation allowance. In addition, other factors may affect estimates, including the expected business and operational changes, the sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Actual results could differ materially from the estimates and assumptions used in the preparation of the accompanying consolidated financial statements under different assumptions or conditions.

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

The Company manages its operations as a single operating segment in the U.S. (see Note 13).

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

Deferred Offering Costs

The Company capitalized as deferred offering costs all direct and incremental legal, professional, accounting and other third-party fees incurred in connection with the Company’s equity offerings. Deferred offering costs will be offset against offering proceeds upon the completion of an offering or during the offering period as proceeds are received on a pro rata basis. In the event that an offering is abandoned, deferred offering costs will be expensed in the period of abandonment in the consolidated statement of operations.

Fair Value of Financial Instruments

Authoritative guidance requires disclosure of the fair value of financial instruments. The Company applies fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The carrying amount of certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, approximate their estimated fair values primarily due to the short-term nature of the instruments or based on information obtained from market sources and management estimates. The Related Party Convertible Notes Payable (see Note 4) and the Redeemable Convertible Preferred Stock Warrant Liability (see Note 8) were carried at fair value until the closing of the IPO based on unobservable market inputs. The Company measures the fair value of certain of its financial liabilities on a recurring basis. A fair value hierarchy is used to rank the quality and reliability of the information used to determine fair values.

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

The Company reviews the fair value hierarchy classification at each reporting date. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the years presented. As of December 31, 2025 and 2024, there were no financial assets or liabilities carried at fair value which were not equivalent to cost.

Comprehensive Loss

There were no differences between net loss and comprehensive loss presented in the consolidated statements of operations for the years ended December 31, 2025 and 2024.

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

In addition, in certain circumstances, the estimated fair value at issuance may be greater than the face value at issuance. The loss on issuance of the Related Party Convertible Notes Payable of $400,000 recorded during year ended December 31, 2024 represented the difference between the estimated fair value of the Related Party Convertible Notes Payable and the gross proceeds received on the issuance date based on the assumptions, including the proximity in time to the anticipated IPO, the discount on conversion of the Related Party Convertible Notes Payable, and the increased probability-weighted IPO scenario. In connection with the closing of the Company’s IPO, the Related Party Convertible Notes Payable were converted into common stock and no amounts are outstanding as of December 31, 2024 (see Note 4).

Redeemable Convertible Preferred Stock

The Company recorded all shares of Redeemable Convertible Preferred Stock at their respective fair values on the dates of issuance, net of issuance costs. Redeemable Convertible Preferred Stock was recorded outside of permanent equity because while it was not mandatorily redeemable, in certain events considered not solely within the Company’s control, such as a merger, acquisition, or sale of all or substantially all of the Company’s assets, each referred to as a “deemed liquidation event,” the Redeemable Convertible Preferred Stock could become redeemable at the option of the holders of at least a majority of the then outstanding preferred shares. The Company did not adjust the carrying value of the Redeemable Convertible Preferred Stock to its liquidation preference because a deemed liquidation event obligating the Company to pay the liquidation preference to holders of shares of Redeemable Convertible Preferred Stock did not occur prior to conversion and was subsequently not triggered upon the closing of the Company’s IPO when all shares of Redeemable Convertible Preferred Stock converted into shares of common stock (see Note 7).

Redeemable Convertible Preferred Stock Warrants

The Company’s Redeemable Convertible Preferred Stock Warrants (see Note 8) required liability classification and accounting as the underlying Redeemable Convertible Preferred Stock was considered contingently redeemable and could have obligated the Company to transfer assets to the holders at a future date upon occurrence of a deemed liquidation event. The warrants were recorded at their estimated fair value upon issuance and were subject to remeasurement to estimated fair value at each balance sheet date, with changes in the estimated fair value recognized as a component of other income (expense) in the accompanying consolidated statements of operations. The Company adjusted the warrant liability for changes in estimated fair value until the earlier of the exercise, conversion, or expiration of the Redeemable Convertible Preferred Stock Warrants. In July 2024, the Redeemable Convertible Preferred Stock Warrants were amended to provide that if underlying Redeemable Convertible Preferred Stock Warrants were out-of-the-money based on the initial public offering price in the IPO, the out-of-the-money Redeemable Convertible Preferred Stock Warrants would convert into warrants to purchase common stock with an exercise price per share that reflected the Conversion Ratio (see Note 7) then in effect for the underlying Redeemable Convertible Preferred Stock. Accordingly, the Redeemable Convertible Preferred Stock Warrants were remeasured upon the closing of the IPO and marked to market to their fair value before being reclassified to equity.

Stock-Based Compensation

In April 2015 and August 2024, the Company’s Board of Directors (“Board”) adopted the 2015 Stock Incentive Plan (“2015 Plan”) and the 2024 Stock Incentive Plan (“2024 Plan”), respectively, which are more fully described in Note 9.

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

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, Redeemable Convertible Preferred Stock, convertible notes payable, warrants to purchase Redeemable Convertible Preferred Stock, unvested RSAs, and outstanding stock options and RSUs are considered to be potentially dilutive securities when outstanding (see Note 10). As of August 14, 2024, Redeemable Convertible Preferred Stock, convertible notes payable, warrants to purchase Redeemable Convertible Preferred Stock were no longer outstanding, and therefore were no longer considered to be potentially dilutive securities during the year ended December 31, 2025. In addition, included in the basic and diluted net loss per share calculation were RSUs awarded to an executive officer that had vested in August 2025, but the issuance and delivery of the shares were deferred. The number of shares underlying vested and unsettled RSUs at December 31, 2025 was 272,055.

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

The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are not recorded as a tax benefit or expense in the current year. The Company recognizes interest and penalties, if any, related to uncertain tax positions in interest expense. No interest and penalties related to uncertain tax positions were accrued at either December 31, 2025 or 2024.

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

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The guidance includes the requirement that public business entities, on an annual basis, disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). It also requires that all entities disclose, on an annual basis, the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5% of total income taxes paid (net of refunds received) and requires that all entities disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. Lastly, the guidance eliminates the requirement for all entities to disclose the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months or make a statement that an estimate of the range cannot be made. For public business entities, the guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The guidance should be applied on a prospective basis. Retrospective application is permitted. The Company adopted the guidance as of December 31, 2025 with no material impact on the Company’s consolidated financial statements upon adoption.

On July 4, 2025, the U.S. H.R.1, an act to provide for reconciliation pursuant to title II of H.Con.Res.14. (the One Big Beautiful Bill Act or “OBBA”) was enacted. The OBBA introduces multiple tax law and other legislative changes, including modifications to income tax provisions such as domestic research and development expenses, capital expenditures, and U.S. taxation of international earnings; the repeal or acceleration of the sunset of certain tax credits under the 2022 Inflation Reduction Act and elimination of certain penalties for violations of certain regulatory credit programs. We have recognized the effects of the OBBA provisions in our financial results to the extent they are applicable to the year ended December 31, 2025.

Recently Issued Accounting Standards Not Yet Adopted

Accounting standards not listed below were assessed and determined not to be applicable or are expected to have minimal impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. This amended guidance requires disaggregation of specific expense categories in the notes to the financial statements and a qualitative description of the remaining expense amounts not separately disaggregated. This standard becomes effective for reporting companies with annual reporting periods beginning after December 15, 2026, and requires prospective application with an option to apply it retrospectively. The Company anticipates adopting this standard in its Annual Report on Form 10-K for the year ending December 31, 2027. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

3.        OTHER ACCRUED EXPENSES

Other accrued expenses as of December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024
Accrued clinical trial costs	$3,169,433	$5,483,846
Other accrued expenses	397,971	438,062
Total other accrued expenses	$3,567,404	$5,921,908

4.        RELATED PARTY CONVERTIBLE NOTES PAYABLE

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

In connection with the closing of the Company’s IPO, the Company issued Bios Clinical Opportunity Fund, LP 884,427 shares of its common stock upon the conversion of the Related Party Convertible Notes Payable, including accrued interest thereon, at a conversion price of $6.40 per share, representing 80% of the IPO price of $8.00 per share. The Related Party Convertible Notes Payable was marked to market to its fair value on the conversion date before being reclassified to equity. The aggregate fair value at the time of conversion was calculated by multiplying the number of shares of common stock issued upon conversion by the fair value per share on the conversion date, which was the closing price of the Company’s common stock on the Nasdaq Global Market on the closing date of the IPO.

The following table sets forth the changes in the estimated fair value of the Company’s Related Party Convertible Notes Payable for the year ended December 31, 2024:

Balance as of January 1, 2024	$–
Principal amount of Related Party Convertible Notes Payable issued	5,500,000
Loss recorded at issuance (see Note 2)	400,000
Change in fair value	2,192,507
Conversion into common stock	(8,092,507)
Balance as of December 31, 2024	$–

5.       COMMITMENTS AND CONTINGENCIES

Operating Lease

On December 1, 2024, the Company rented office space on a month-to-month basis with no long-term commitment, representing a short-term lease. As a result, the Company has elected to apply the short-term lease exemption to its office lease and therefore has not recorded a right of use (“ROU”) asset and related lease liability in accordance with ASC 842, “Leases” (“ASC 842”). Rent expense recorded during the years ended December 31, 2025 and 2024 was $51,200 and $4,200, respectively, which amount is included in general and administrative expenses in the accompanying consolidated statements of operations.

Legal

The Company may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes and are not predictable with assurance. While management believes that such matters are currently insignificant, matters arising in the ordinary course of business for which the Company is or could become involved in litigation may have a material adverse effect on its business and financial condition. To the Company’s knowledge, the Company is not subject to any ongoing or pending legal proceedings.

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

6.        LICENSES AND AGREEMENTS

UIC License Agreement

On April 6, 2015, the Company entered into an Exclusive License Agreement with Equity (the “UIC License Agreement”) with The Board of Trustees of the University of Illinois (“UIC”), whereby, UIC granted the Company (a) an exclusive, nontransferable license, with the right to sublicense under UIC’s rights in the Patent Rights (as defined in the UIC License Agreement), and (b) a non-exclusive, non-transferable worldwide license, with the right to sublicense, to use UIC’s rights in the Technical Information (as defined in the UIC License Agreement) for all uses. In consideration of the license granted under the UIC License Agreement, the Company agreed to pay UIC (i) development milestones of up to $1.25 million, of which, up to $0.25 million is due upon the progress of clinical trials and $1.0 million is due upon the initiation of commercial sales, (ii) annual minimum royalty payments, increasing to $50,000 in year six and each year thereafter, (iii) royalty on net sales for product covered under the Patent Rights in the low single digits with a 50% reduction in royalties for products solely utilizing Technical Information, (iv) a declining percentage of sublicensing revenue based on the escalating stage of development upon a sublicensing event, and (v) the reimbursement of all patent and related expenses incurred by UIC covering the Patent Rights. For the years ended December 31, 2025 and 2024, the Company incurred minimum royalties and other reimbursable expenses to UIC in the aggregate amount of $62,008 and $75,000, respectively, which amounts were included in general and administrative expenses in the accompanying consolidated statements of operations.

In addition, the Company entered into a sublicense and collaboration agreement dated August 28, 2017 with an unrelated entity that was covered under the UIC License Agreement, which sublicense agreement was later terminated on January 31, 2018. Under the UIC License Agreement, the Company owed UIC a certain percentage of amounts received under the sublicense agreement in the amount of $449,990. The Company paid UIC 10% of the sublicense fees in the amount of $44,999 and the remaining unpaid balance of $404,991 (“Deferred Amount”) was originally due and payable to UIC in two installments: 50% due and payable on the one-year anniversary from the first commercial sale and 50% due on the second-year anniversary from the first commercial sale. The Deferred Amount is treated as debt and continues to accrue interest at a rate of five percent (5%) per annum, representing the prime rate as of the date of the agreement plus 1%. On July 16, 2024, the Company and UIC entered into an amendment to the UIC License Agreement (“UIC Amendment”). Interest is due and payable annually within 30 days following the second anniversary of the closing of the IPO and annually thereafter. In addition, the UIC Amendment provides for payment of the Deferred Amount and any accrued interest thereon upon the sooner of (i) termination of the UIC License Agreement by the Company, (ii) the Company ceases development of the licensed UIC technology, (iii) the Company consummates a Change in Control (as defined in the UIC License Agreement), (iv) the Company sublicenses the licensed technology or the developed product, (v) the one-year anniversary following approval of a NDA of a licensed product, or (vii) the Company executes a partnership agreement with any entity resulting in the payment to us above a specified milestone amount or the Company secures cumulative financing equal to or exceeding $200 million. In addition, the UIC Amendment provides that to the extent the Company secures equity financing equal to or exceeding $85 million through its IPO or otherwise, 50% of the Deferred Amount is due and payable within 30 days. The remaining 50% of the Deferred Amount shall be due and payable upon the first to occur of any of the events noted above in clauses (i) through (vii). Finally, the UIC Amendment provides that for as long as the Company or a sublicensee is selling the licensed product, the Company will pay all consideration provided for in the original UIC License Agreement and described above until the last to expire market exclusivity date, the period of which for all products in a jurisdiction will not exceed a total of seven (7) years beginning with the date regulatory approval is granted for the first licensed product in the jurisdiction, and such obligation will survive termination of the UIC License Agreement.

As of December 31, 2025, interest payable to UIC was $27,018 included in the accompanying consolidated balance sheet. As of December 31, 2024, interest payable to UIC was $77,725, of which, $70,957 was classified as current and $6,768 was classified as non-current, which amounts are included in the accompanying consolidated balance sheet.

7.        STOCKHOLDERS’ EQUITY

Authorized and Issued Capital

The Company’s authorized capital consists of 200,000,000 shares of common stock, $0.000001 par value per share, and 10,000,000 shares of preferred stock, $0.000001 par value per share. As of December 31, 2025 and 2024, there were 23,245,203 and 19,531,636 shares of common stock issued and outstanding, respectively. There were no shares of preferred stock outstanding as of December 31, 2025 and 2024.

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

Funding Agreements

November 2025 ATM Facility

On November 28, 2025, the Company entered into an ATM Agreement, under which the Company may, from time to time, at its sole discretion, issue and sell through the Sales Agents, up to $100 million of shares of common stock. Pursuant to the ATM Agreement, the Company may sell the shares through the Sales Agents by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act. The Sales Agents will use commercially reasonable efforts consistent with their normal trading and sales practices to sell the shares from time to time, based upon instructions from the Company, including any price or size limits or other customary parameters or conditions we may impose. The Company will pay the Sales Agents a commission of up to 3.0% of the gross sales proceeds of any common stock sold through the Sales Agents under the ATM Agreement and also has provided the Sales Agents with customary indemnification rights. During the year ended December 31, 2025, the Company did not sell any shares of common stock under the ATM Facility. As of December 31, 2025, the Company had $100 million in remaining capacity under its ATM Facility (see Note 14).

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

June 2025 Private Placement

On June 25, 2025, the Company entered into a securities purchase agreement for a private placement of common stock and warrants with certain institutional and accredited investors, including Bios 2024 Co-Invest, LP. Dr. Aaron G.L. Fletcher, the Chairman of the Company’s Board of Directors, is a Managing Partner and co-founder of Bios Partners, of which Bios 2024 Co-Invest, LP is an affiliate entity. Upon closing of the June 2025 Private Placement on June 27, 2025, the Company issued and sold an aggregate of (i) 666,497 shares of common stock of the Company at a purchase price of $7.00 per share, and (ii) issued warrants to purchase up to an aggregate of 666,497 shares of common stock at an exercise price of $7.00 per share (see Note 8). The Company received aggregate gross proceeds of $4,665,479 from the June 2025 Private Placement, before deducting fees and offering expenses of $73,017, of which the Company received gross proceeds of $499,996 from Bios 2024 Co-Invest, LP in exchange for 71,428 shares of common stock and warrants to purchase 71,428 shares of common stock.

Pursuant to the securities purchase agreement, the Company entered into a registration rights agreement (“Registration Rights Agreement”) with the investors, pursuant to which the Company agreed to register for resale the shares of common stock and shares of common stock underlying the warrants (“Registrable Securities”). Under the Registration Rights Agreement, the Company agreed to file a registration statement with the U.S. Securities and Exchange Commission (the “SEC”), covering the resale of the shares of common stock, which was filed on July 25, 2025 prior to the filing deadline. The registration statement was declared effective by the SEC on August 4, 2025. The Company also agreed to use reasonable efforts to keep such registration statement effective until the earlier of (i) the date on which the Purchasers have resold all the Registrable Securities covered thereby or (ii) the date on which the Registrable Securities may be resold by the investors without registration and without regard to any volume or manner-of-sale limitations by reason of Rule 144 (“Rule 144”) of the Securities Act, without the requirement for the Company to be in compliance with the current public information requirement under Rule 144 under the Securities Act or any other rule of similar effect. In addition, certain liquidated damages provisions will apply to the Company in the event that the registration is not effective or its use has been suspended beyond specified grace periods, as described in the Registration Rights Agreement.

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

Upon the initial satisfaction of the conditions to B. Riley’s obligation to purchase shares under the Committed Equity Facility, including that a registration statement registering the resale by B. Riley of the shares of common stock under the Securities Act is declared effective by the SEC and a final prospectus relating thereto is filed with the SEC (which occurred on April 16, 2025), we have the right, but not the obligation, from time to time at our sole discretion, to deliver one or more notices to direct B. Riley to purchase a specified number of shares of common stock on any trading day, not to exceed the lesser of: (i) 1,000,000 shares of common stock and (ii) up to 50.0% of the total aggregate number (or volume) of shares of our common stock traded on Nasdaq during the applicable trading day, provided the closing sale price of our common stock on Nasdaq on the trading day immediately prior to such purchase date is not less than $1.00.

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

As consideration for B. Riley’s commitment to purchase shares of common stock at the Company’s direction, the Company agreed to pay B. Riley a cash commitment fee in the amount of up to $500,000 (the “Cash Commitment Fee”), which represents 1.0% of B. Riley’s $50,000,000 total aggregate purchase commitment under the Committed Equity Facility. The Cash Commitment Fee will be earned and paid by withholding cash amounts equal to 10% of the total aggregate purchase price payable by B. Riley to the Company in connection with each purchase effected under the Committed Equity Facility, until such time as B. Riley shall have earned and received from such cash withholdings a total aggregate amount in cash equal to $500,000. As of December 31, 2025, the Company has paid to B. Riley an aggregate Cash Commitment Fee of $440,412.

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

During the year ended December 31, 2025, B. Riley purchased 539,967 and shares of common stock under the Committed Equity Facility in exchange for net proceeds to the Company of $3,800,465, after deducting the 3% discount, the earned Cash Commitment Fee, and other offering expenses in the aggregate amount of $603,655.

Redeemable Convertible Preferred Stock

On August 14, 2024, the closing date of the Company’s IPO, all shares of Redeemable Convertible Preferred Stock were automatically converted into 13,710,379 shares of common stock.

Reserved Shares

As of December 31, 2025, the Company reserved the following shares of common stock for issuance upon the (i) exercise of outstanding warrants, (ii) issuance of shares reserved under the Committed Equity Facility, (iii) exercise of issued and outstanding stock option awards and restricted stock unit awards, and (v) to reserve the remaining shares available for grant under the 2024 Stock Incentive Plan (“2024 Plan”):

December 31, 2025
Shares of common stock reserved under the Committed Equity Facility	3,364,407
Shares reserved for issuance under the 2024 Plan	2,184,341
Stock option awards issued and outstanding	1,841,977
Warrants issued and outstanding to purchase common stock	922,096
Restricted stock unit awards issued and outstanding	617,236
Total	8,930,057

8.       WARRANTS

As of December 31, 2025, the following warrants to purchase shares of common stock were outstanding:

	Warrants Outstanding	Exercise Price per Share	Expiry Date
June 2025 Private Placement Warrants	666,497	$7.00	Warrant Expiry Date (defined below)
Underwriter warrants issued under IPO	161,000	$10.00	August 12, 2027
Warrants originally issued in conjunction with Series B Redeemable Convertible Preferred Stock	76,376	$10.55	August 13, 2026
Warrants originally issued in conjunction with Series C Redeemable Convertible Preferred Stock	18,223	$9.42	August 13, 2026
Total	922,096

June 2025 Private Placement Warrant

Upon closing of the June 2025 Private Placement on June 27, 2025 (see Note 7), the Company issued warrants to purchase up to an aggregate of 666,497 shares of common stock at an exercise price of $7.00 per share. The warrants are exercisable on a cash only basis at any time after the date of issuance and expire 20 days following the earliest to occur of (i) the U.S. Food and Drug Administration (“FDA”) issuing Breakthrough Therapy Designation (“BTD”) for elraglusib and (ii) the date that the FDA provides written communication available to the Company of its determination as to whether the Company may pursue registration for elraglusib using its currently available Phase 2 data or data from a Phase 3 clinical trial (“Warrant Expiry Date”). The warrants issued under the June 2025 Private Placement were classified as a component of permanent stockholders’ equity within additional paid-in-capital and were recorded at the issuance date. The warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of shares of common stock upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, the warrants do not provide any guarantee of value or return.

Warrants Issued Under IPO

Upon the closing of the Company’s IPO and Overallotment Option, we issued the underwriters warrants to purchase up to 161,000 shares of common stock, representing 5% of the shares of common stock issued under the IPO and Overallotment Option, at an exercise price of $10.00 per share (“Underwriter Warrants”), representing 125% of the initial offering price. The Underwriter Warrants were not exercisable prior to February 8, 2025 (or 180-days from the effective date of the registration statement) and expire on August 12, 2027. The Underwriter Warrants can only be exercised on a cashless basis. The Underwriter Warrants met the criteria for equity classification and were recorded as a component of additional paid-in capital at the time of issuance.

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

The estimated fair value of the warrant liability for the Series B Warrants and Series C Warrants was $0 as of December 31, 2024. The following table sets forth the changes in the estimated fair value of the warrant liability in connection with the Company’s Series B Warrants and Series C Warrants for the year ended December 31, 2024:

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

During the year ended December 31, 2024, the aggregate increase in the fair value of the Series B Warrants and Series C Warrants was $78,903.

During the year ended December 31, 2024, the increase in fair value of the in-the-money Series B Warrants was $96,050. Prior to settlement, the fair value of the in-the-money Series B Warrants was determined using the Black-Scholes valuation model with the following assumptions:

In-the-Money Series B Warrants
Prior to Settlement
Expected term (in years)	4.04
Expected volatility	127.26%
Weighted average risk-free interest rate	5.25%
Expected dividend yield	0.00%
Fair value of convertible preferred stock	$8.82

The out-of-the money Series B Warrants and Series C Warrants were remeasured upon the closing of the IPO and marked to market to its aggregate fair value of $485,172 before being reclassified to equity. During the year ended December 31, 2024, the decrease in fair value of the out-of-the-money Series B Warrants and Series C Warrants was $17,147. The fair value of the out-of-the money Series B Warrants and Series C Warrants as of August 14, 2024, the closing date of the Company’s IPO, was determined using the Black-Scholes valuation model with the following assumptions:

	Out-of-the Money Series B Warrants	Out-of-the Money Series C Warrants
Expected term (in years)	2.0	2.0
Expected volatility	111.47%	111.47%
Weighted average risk-free interest rate	3.97%	3.97%
Expected dividend yield	0.00%	0.00%
Fair value of convertible preferred stock	-	-
Fair value of common stock per share	$9.15	$9.15

9.        EQUITY COMPENSATION PLANS

Stock Incentive Plans

In connection with the Company’s IPO, our board of directors adopted and our stockholders approved our 2024 Plan, which became effective on August 12, 2024, the effective date of the registration statement for the Company’s IPO. The purpose of the 2024 Plan is to enhance the Company’s ability to attract, retain and motivate individuals by providing these individuals with equity ownership and incentive opportunities. All of the Company’s employees, as well as all of the Company’s non-employee directors and other consultants, advisors and other persons who provide services to the Company are eligible to receive incentive awards under the 2024 Plan, including stock options grants, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and other awards. Up to 3,316,444 shares of common stock were originally reserved for future issuance under the 2024 Plan, which number included 496,801 shares of common stock reserved for issuance under the 2015 Plan as of the closing date of the IPO. In addition, the number of shares of common stock available for issuance under the 2024 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2025 and ending on and including January 1, 2034 equal to the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Board. As of December 31, 2025, there were 2,184,341 shares available for grant under the 2024 Plan.

In addition, the Company had previously adopted the 2015 Stock Incentive Plan (the “2015 Plan”). As of December 31, 2025, there were 349,626 stock options outstanding and 17,617 unvested RSAs outstanding under the 2015 Plan. On August 12, 2024, the effective date of the 2024 Plan, there were no remaining shares available for grant under the 2015 Plan.

Restricted Stock Awards

There were no RSAs granted during the years ended December 31, 2025 and 2024. At December 31, 2025, the total estimated unrecognized compensation cost related to unvested service-based RSAs and unvested performance based RSAs was approximately $11,000 and $42,000, respectively. The unrecognized cost related to service-based RSAs is expected to be recognized over the remaining weighted average vesting period of 0.30 years. The unrecognized cost related to performance-based RSAs will be recognized ratably over the performance period based upon the probable number of shares expected to vest. During the years ended December 31, 2025 and 2024, there was no expense recorded for the outstanding performance-based RSAs.

The following summarizes our RSAs transaction activity for years ended December 31, 2025 and 2024:

	Restricted Common Stock Award Shares (#)	Weighted Average Grant Date Fair Value ($)
Unvested balance at December 31, 2023	169,030	2.21
Granted	–	–
Vested	(122,567)	2.11
Forfeited	–	–
Unvested balance at December 31, 2024	46,463	2.48
Granted	–	–
Vested	(28,846)	2.11
Forfeited	–	–
Unvested balance at December 31, 2025	17,617	3.10

Restricted Stock Units

At December 31, 2025, the total estimated unrecognized compensation cost related to unvested RSUs was approximately $1,653,000. This cost is expected to be recognized over the remaining weighted average vesting period of 0.60 years.

The following summarizes our RSUs transaction activity for the years ended December 31, 2025 and 2024:

	Restricted Common Stock Unit Shares (#)	Weighted Average Grant Date Fair Value ($)
Outstanding at December 31, 2023	–	–
Granted	544,111	9.15
Vested and settled	–	–
Forfeited	–	–
Outstanding at December 31, 2024	544,111	9.15
Granted	300,000	8.43
Vested and settled	(26,875)	8.34
Forfeited	(200,000)	8.23
Outstanding at December 31, 2025	617,236	9.13
Awards vested at December 31, 2025	272,055	9.15
Awards nonvested at December 31, 2025	345,181	9.12

Stock Options

The following summarizes our stock option transaction activity for the years ended December 31, 2025 and 2024:

	Number of Shares	Weighted- Average Exercise Price (per share)($)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2023	265,566	2.14
Options granted	542,751	7.13
Options exercised	–	–
Options canceled and forfeited	(27,778)	4.68
Outstanding at December 31, 2024	780,539	5.52
Options granted	1,077,380	7.16
Options exercised	(15,942)	2.14
Options canceled and forfeited	–	–
Outstanding at December 31, 2025	1,841,977	6.51	8.85	1,137,506
Vested and expected to vest as of December 31, 2025	1,841,977	6.51	8.85	1,137,506
Exercisable as of December 31, 2025	589,821	5.57	8.44	820,334

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2025 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of 2025. This amount changes based on the fair market value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2025 was $131,362.

As of December 31, 2025, total unrecognized stock-based compensation cost related to stock options was approximately $5,539,000. This cost is expected to be recognized over the weighted average remaining period of 1.42 years.

The following table provides the assumptions used in determining the estimated fair value of stock option awards granted during the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Weighted average expected volatility	99.27%	92.54%
Weighted average risk-free interest rate	4.00%	3.75%
Expected dividend yield	0.00%	0.00%
Weighted average expected term (in years)	5.72	5.72

The following table summarizes the stock-based compensation expense recorded in the accompanying consolidated statements of operations during the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Research and development	$462,466	$147,533
General and administrative	5,584,195	1,848,260
Total	$6,046,661	$1,995,793

The Company has not recognized and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance related to its net deferred tax assets.

10.        NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
	2025	2024
Numerator:
Net loss	$(22,227,852)	$(27,285,328)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	21,021,817	8,372,741

Net loss per share attributable to common stockholders, basic and diluted	$(1.06)	$(3.26)

The potential dilutive effect of Redeemable Convertible Preferred Stock and Related Party Convertible Notes outstanding during the periods prior to their exercise were calculated using the if-converted method assuming the conversion of underlying instruments as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. The potential dilutive effect of outstanding stock options, outstanding warrants, outstanding RSUs, and unvested RSAs during the period are calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive.

The number of whole shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect were as follows:

	As of December 31,
	2025	2024
Options issued and outstanding	1,841,977	780,539
Warrants issued and outstanding	922,096	255,599
Unvested restricted stock unit awards issued and outstanding	345,181	544,111
Unvested RSAs	17,617	46,463
Total	3,126,871	1,626,712

11.        INCOME TAXES

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

The provision (benefit) for income taxes for the years ended December 31, 2025 and 2024 is as follows:

	December 31,
	2025	2024
Current
Federal	$–	$–
State	800	800
Foreign	–	–
Total current	800	800

Deferred
Federal	(4,076,182)	(5,918,525)
State	(68,960)	(35,752)
Foreign	–	–
Change in valuation allowance	4,145,142	5,954,277
Total deferred	–	–

Income tax provision	$800	$800

The income tax provision is included in general and administrative expenses in the accompanying consolidated statements of operations. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of our deferred tax assets as of December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024
Deferred tax assets (liabilities):
Capitalized R&D, net of amortization	$8,771,836	$8,914,944
Other	1,667,435	590,030
Net operating loss carryforwards	18,249,620	14,295,945
Research and development tax credits	13,277,728	13,908,401
Total deferred tax assets	41,966,619	37,709,320

Valuation allowance	(41,966,619)	(37,709,320)

Net deferred tax assets	$–	$–

Upon adoption of ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, the reconciliation of the effective income tax rate at the Federal statutory rate for the year ended December 31, 2025 is as follows:

	December 31, 2025
	Amount	Percentage

Statutory federal income tax rate	$(4,667,681)	21.00%
State income tax rate, net of federal income tax effect	632	0.00%
Tax credits:
Research and development tax credits	(440,198)	1.98%
Change in valuation allowance	5,008,947	(22.54%)
Nontaxable and nondeductible items:
Other	99,100	(0.44%)
Effective income tax	800	0.00%

The reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the year ended December 31, 2024 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

December 31, 2024

Statutory federal income tax rate	21.00%
Research and development tax credits	6.23%
Other	(2.00%)
Change in valuation allowance	(25.23%)
Effective income tax rate	0.00%

Upon adoption of ASU 2023-09, cash paid for income taxes, net of refunds, during the years ended December 31, 2025 and 2024 was as follows:

	December 31,
	2025	2024
Federal	$–	$–
State (California)	800	800
Total cash paid for income taxes, net of refunds	$800	$800

As of December 31, 2025 and 2024, the Company had gross federal income tax net operating loss (“NOL”) carryforwards of $86,521,657 and $67,858,056, respectively, and federal research tax credits of $13,277,728 and $13,908,401, respectively. Of the federal NOL carryforwards, $3,010,902 will expire beginning in 2035 and $83,510,755 has an indefinite life while the federal research tax credits will expire by 2044. In addition, the Company has state NOL carryovers of $696,277 that will carry forward indefinitely.

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

Due to the uncertainty surrounding the realization of the benefits of its deferred assets, including NOL carryforwards, the Company has provided a 100% valuation allowance on its deferred tax assets at December 31, 2025 and 2024.

12.       RELATED PARTY TRANSACTIONS

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

On February 20, 2024, March 27, 2024, and May 8, 2024, the Company issued convertible promissory notes in the amount of $3,000,000, $1,500,000, and $1,000,000, respectively, to Bios Clinical Opportunity Fund, LP (see Note 4).

13.       SEGMENT REPORTING

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

In addition to the significant expense categories included within consolidated net income (loss) presented on the Company’s Consolidated Statements of Operations, see below for disaggregated amounts that comprise research and development expenses for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
External clinical trial expenses	$5,051,488	$13,387,974
Personnel and consulting expenses	3,514,773	3,183,762
Preclinical and biomarker research	972,646	397,408
Chemistry, Manufacturing & Control (“CMC”) related costs	753,713	1,707,132

Total research and development expenses	$10,292,620	$18,676,276

In addition, the Company has a wholly-owned subsidiary, Actuate Therapeutics Limited, which is a dormant entity with no assets, liabilities or operations in any foreign countries.

14.       SUBSEQUENT EVENTS

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

Sales under November 2025 ATM Facility

After the year ended December 31, 2025 through March 25, 2026, we sold 197,059 shares of common stock under the ATM Facility at a weighted-average price of $2.68 per share for net proceeds of approximately $516,000 (see Note 7).

Annual Stock Option Grants

On February 9, 2026, the Company approved the annual grant of 775,000 stock options to employees and other service providers to be granted on April 1, 2026, including the following amounts to be granted to the Company’s executive officers: Mr. Schmitt, 237,000 stock options; Mr. Lytle, 105,000 stock options; and Dr. Mazar, 105,000 stock options (the “Annual Option Grants”). The Annual Option Grants will vest as to 25% on the first anniversary of the grant date with the remaining 75% vesting in equal monthly installments during the 36 months following the first anniversary of the grant date.

