Form 10-Q
period 2026-03-31
ACTUATE THERAPEUTICS, INC.
filed 2026-05-14
CIK 1652935

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-Q

____________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

On May 13, 2026, 23,925,852 shares of common stock, $0.000001 par value per share, were outstanding.

i

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Actuate,” the “Company,” “we,” “us,” and “our” refer to Actuate Therapeutics, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report” or “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) about us and our industry. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or the negative of these terms or other comparable terminology are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. The forward-looking statements in this Report include, but are not limited to, statements concerning the following:

•	our expectations for the results of our clinical studies, including our ongoing Phase 2 clinical trial of elraglusib for the treatment of mPDAC, and nonclinical studies of elraglusib and any future product candidates we may choose to pursue, including any modifications to clinical development plans based on feedback that we may receive from regulatory authorities;
•	our regulatory plans to seek feedback from the U.S. Food and Drug Administration (the “FDA”) or European Medicines Agency (“EMA”) in 2026 on the design and execution of clinical studies, including the Phase I study in advanced cancer patients using the oral tablet formulation of elraglusib and the design of a future study of elraglusib for the treatment of mPDAC using the oral tablet formulation of elraglusib;
•	our ability to enroll additional patients or establish or advance plans for further development, including through conversations with the FDA or EMA;
•	our ability to successfully manage our relationships with our licensors and third-party service providers;
•	our ability to maintain, protect and further develop our intellectual property rights;
•	our ability to fund our current operations with our cash on hand as of the date of this Report and our ability to raise additional capital as and when needed;
•	our future financial and operating results;
•	our intentions, expectations and beliefs regarding anticipated growth, market penetration and trends in our business; and
•	the timing and success of our plan of commercialization.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those risk factors identified under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 26, 2026.

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

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Actuate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,134,004	$13,159,423
Prepaid assets and other current assets	385,444	483,996
Total current assets	8,519,448	13,643,419
Deferred offering costs and other assets	391,838	392,491
Total assets	$8,911,286	$14,035,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,201,393	$1,524,190
Other accrued expenses	2,602,611	3,567,404
Accrued compensation	885,813	588,304
Accrued interest, current	32,080	27,018
Total current liabilities	4,721,897	5,706,916

Long term liabilities:
License payable	404,991	404,991
Total long-term liabilities	404,991	404,991

Total liabilities	5,126,888	6,111,907

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.000001 par value, 10,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $0.000001 par value, 200,000,000 shares authorized, 23,711,677 and 23,245,203 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively,	24	23
Additional paid-in capital	164,017,824	162,531,681
Accumulated deficit	(160,233,450)	(154,607,701)
Total stockholders’ equity	3,784,398	7,924,003
Total liabilities and stockholders’ equity	$8,911,286	$14,035,910

See accompanying notes to unaudited condensed consolidated financial statements.

Actuate Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$2,565,244	$3,220,319
General and administrative	3,140,712	3,145,265
Total operating expenses	5,705,956	6,365,584

Loss from operations	(5,705,956)	(6,365,584)

Other income (expense):
Interest expense	(5,062)	(5,063)
Interest income	85,269	53,623
Total other income, net	80,207	48,560

Net loss	$(5,625,749)	$(6,317,024)

Weighted-average shares of common stock outstanding, basic and diluted	23,537,134	19,497,731
Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	$(0.32)

See accompanying notes to unaudited condensed consolidated financial statements.

Actuate Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

For the Three Months Ended March 31, 2026

	Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances, January 1, 2026	23,245,203	$23	$162,531,681	$(154,607,701)	$7,924,003
Issuance of shares under At-the-Market facility, net of issuance costs of $13,977	198,793	–	518,971	–	518,971
Issuance of vested and settled restricted stock units	339,555	1	(1)	–	–
Shares of common stock withheld related to net settlement of restricted stock units	(121,874)	–	(527,716)	–	(527,716)
Issuance of restricted shares in exchange for services	50,000	–	138,500	–	138,500
Stock-based compensation expense	–	–	1,356,389	–	1,356,389
Net loss	–	–	–	(5,625,749)	(5,625,749)
Balances, March 31, 2026	23,711,677	$24	$164,017,824	$(160,233,450)	$3,784,398

For the Three Months Ended March 31, 2025

	Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances, January 1, 2025	19,531,636	$20	$132,484,015	$(132,379,849)	$104,186
Stock-based compensation expense	–	–	1,125,101	–	1,125,101
Net loss	–	–	–	(6,317,024)	(6,317,024)
Balances, March 31, 2025	19,531,636	$20	$133,609,116	$(138,696,873)	$(5,087,737)

See accompanying notes to unaudited condensed consolidated financial statements.

Actuate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating Activities:
Net loss	$(5,625,749)	$(6,317,024)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,356,389	1,125,101
Issuance of restricted shares in exchange for services	138,500	–
Interest accrued on license payable	5,062	5,063
Changes in operating assets and liabilities:
Prepaid assets and other current assets	98,552	207,119
Other assets	–	110,548
Accounts payable	(322,797)	622,162
Accrued compensation	297,509	349,437
Other accrued expenses	(964,793)	(721,146)
Net cash used in operating activities	(5,017,327)	(4,618,740)

Financing Activities:
Proceeds from sale of shares under At-the-Market Facility, net	519,624	–
Payment of taxes from withholding of common stock on settlement of restricted stock units	(527,716)	–
Deferred offering costs	–	(133,477)
Net cash used in financing activities	(8,092)	(133,477)

Net change in cash and cash equivalents	(5,025,419)	(4,752,217)
Cash and cash equivalents, beginning of period	13,159,423	8,641,622
Cash and cash equivalents, end of period	$8,134,004	$3,889,405

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$800	$800

Supplemental Schedule of Noncash Financing Activities:
Deferred offering costs charged against At-the-Market Facility	$653	$–
Deferred offering costs, unpaid and accrued	$–	$100,998

See accompanying notes to unaudited condensed consolidated financial statements.

Actuate Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2026 (unaudited)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2026.

Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Going Concern and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2026, the Company had cash and cash equivalents of $8,134,004 and working capital of $3,797,551. The Company has not generated any revenue and has incurred recurring operating losses since inception. The Company expects to continue to incur losses for the foreseeable future and therefore the Company’s ability to continue its operations is highly dependent on its ability to raise additional capital in the near term to fund its future operations.

On November 28, 2025, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with B. Riley Securities, Inc. and Craig-Hallum Capital Group LLC (each a “Sales Agent” and collectively the “Sales Agents”) with respect to an “at the market” offering program (the “ATM Facility”), under which the Company may, from time to time, at its sole discretion, issue and sell through the Sales Agents, up to $100 million of shares of common stock. Pursuant to the ATM Agreement, the Company may sell the shares through the Sales Agents by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act. The Sales Agents will use commercially reasonable efforts consistent with their normal trading and sales practices to sell the shares from time to time, based upon instructions from us, including any price or size limits or other customary parameters or conditions we may impose. The Company will pay the Sales Agents a commission of up to 3.0% of the gross sales proceeds of any common stock sold through the Sales Agents under the ATM Agreement and also has provided the Sales Agents with customary indemnification rights. During the three months ended March 31, 2026, the Company sold 198,793 shares of common stock at a weighted-average price of $2.68 per share for net proceeds of $519,624 under the ATM Facility. As of March 31, 2026, the Company had approximately $99.5 million in remaining capacity under its ATM Facility (see Note 7).

On March 27, 2025, the Company entered into a common stock purchase agreement (the “Committed Equity Facility”) with B. Riley Principal Capital II (“B. Riley”) giving the Company the right, but not the obligation, to sell to B. Riley over a 36-month period up to the lesser of (i) $50 million of newly issued shares of our common stock and (ii) 3,904,374 shares of the Company’s common stock (see Note 7). The price per share of common stock sold to B. Riley is determined by reference to the volume weighted average price of the Company’s common stock as defined within the Committed Equity Facility less a 3% discount, subject to certain limitations and conditions. The total net proceeds that the Company will receive under the Committed Equity Facility will depend on the quantity, frequency and prices at which the Company sells common stock to B. Riley. During the three months ended March 31, 2026, the Company did not issue any shares of common stock under the Committed Equity Facility (see Note 7).

There can be no assurance that the Company will be able to raise sufficient proceeds in the future under the ATM Facility, the Committed Equity Facility, or any additional financing will be available to the Company on acceptable terms, if at all.

Management anticipates, based on currently proposed plans and assumptions, that our cash and cash equivalents on hand will not satisfy the Company’s operational and capital requirements beyond July 2026 without raising additional capital. As the Company execute its business plan, it plans to seek financing for its operations through equity offerings, debt financings, or other capital sources. The Company’s ability to raise additional capital may be adversely impacted by business conditions, global economic conditions, disruptions to, and volatility in, the financial markets in the United States and worldwide, among other matters, and it may not obtain this necessary capital when needed on acceptable terms, or at all. If events or circumstances occur such that the Company does not obtain additional funding, it may be necessary to significantly reduce our scope of operations to reduce the current rate of spending through actions such as the need to delay, limit, reduce, grant rights to develop or terminate its product development or even cease operations, which could have a material adverse effect on the Company’s business, results of operations or financial condition. Based on the above matters, we have concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in the audited financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2026. Since the date of such audited consolidated financial statements, there have been no changes to the Company’s significant accounting policies.

Principles of Consolidation

The consolidated financial statements include the accounts of Actuate Therapeutics, Inc. and its wholly owned subsidiary, Actuate Therapeutics Limited. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures in the accompanying notes, including stock-based compensation expense, accrued expenses (including accrued expenses related to research and development (“R&D”) as described below), and the recoverability of the Company’s net deferred tax assets and related valuation allowance. The Company bases its estimates, assumptions and judgments on historical experience when available and on various factors that it believes to be reasonable under the circumstances as of the date of the accompanying consolidated financial statements. In addition, other factors may affect estimates, including the expected business and operational changes, the sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Actual results could differ materially from the estimates and assumptions used in the preparation of the accompanying consolidated financial statements under different assumptions or conditions.

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

The Company manages its operations as a single operating segment in the U.S. (see Note 10).

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

Financial assets and liabilities carried at fair value, which is not equivalent to cost, will be classified and disclosed in one of the following three categories:

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

The Company reviews the fair value hierarchy classification at each reporting date. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the years presented. As of March 31, 2026 and December 31, 2025, there were no financial assets or liabilities carried at fair value which were not equivalent to cost.

Comprehensive Loss

There were no differences between net loss and comprehensive loss presented in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025.

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, unvested RSAs, outstanding stock options and RSUs are considered to be potentially dilutive securities when outstanding (see Note 9). Because the Company has reported a net loss for the reporting periods presented, the diluted net loss per common share is the same as basic net loss per common share for those periods.

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

3.	OTHER ACCRUED EXPENSES

Other accrued expenses as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Accrued clinical study costs	$2,365,362	$3,169,433
Other accrued expenses	237,249	397,971
Total other accrued expenses	$2,602,611	$3,567,404

4.	COMMITMENTS AND CONTINGENCIES

Operating Lease

On December 1, 2024, the Company rented office space on a month-to-month basis with no long-term commitment, representing a short-term lease. As a result, the Company has elected to apply the short-term lease exemption to its office lease and therefore has not recorded a right of use (“ROU”) asset and related lease liability in accordance with ASC 842, Leases (“ASC 842”). Rent expense recorded during the three months ended March 31, 2026 and 2025 was $12,900 and $12,600, respectively, which amounts are included in general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations.

Legal

The Company may be involved, from time to time, in legal proceedings and claims arising in the ordinary course of its business. Such matters are subject to many uncertainties and outcomes and are not predictable with certainty. While management believes that such matters are currently insignificant, matters arising in the ordinary course of business in which the Company is or could become involved in litigation may have a material adverse effect on its business and financial condition. To the Company’s knowledge, the Company is not subject to any ongoing or pending legal proceedings.

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

5.	LICENSES AND AGREEMENTS

UIC License Agreement

On April 6, 2015, the Company entered into an Exclusive License Agreement with Equity (the “UIC License Agreement”) with The Board of Trustees of the University of Illinois (“UIC”), whereby, UIC granted the Company (a) an exclusive, non-transferable license, with the right to sublicense under UIC’s rights in the Patent Rights (as defined in the UIC License Agreement), and (b) a non-exclusive, non-transferable worldwide license, with the right to sublicense, to use UIC’s rights in the Technical Information (as defined in the UIC License Agreement) for all uses. In consideration of the license granted under the UIC License Agreement, the Company agreed to pay UIC (i) development milestones of up to $1.25 million, of which, up to $0.25 million is due upon the progress of clinical studies and $1.0 million is due upon the initiation of commercial sales, (ii) annual minimum royalty payments, increasing to $50,000 in year six and each year thereafter, (iii) royalty on net sales for product covered under the Patent Rights in the low single digits with a 50% reduction in royalties for products solely utilizing Technical Information, (iv) a declining percentage of sublicensing revenue based on the escalating stage of development upon a sublicensing event, and (v) the reimbursement of all patent and related expenses incurred by UIC covering the Patent Rights. For the three months ended March 31, 2026 and 2025, the Company incurred minimum royalties and other reimbursable expenses to UIC in the aggregate amount of $6,851 and $8,103, respectively, which amounts were included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

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

As of March 31, 2026 and December 31, 2025, interest payable to UIC was $32,080 and $27,018, respectively, included in the accompanying unaudited condensed consolidated balance sheets.

6.	STOCKHOLDERS’ EQUITY

Authorized and Issued Capital

The Company’s authorized capital consists of 200,000,000 shares of common stock, $0.000001 par value per share, and 10,000,000 shares of preferred stock, $0.000001 par value per share. As of March 31, 2026 and December 31, 2025, there were 23,711,677 and 23,245,203 shares of common stock issued and outstanding, respectively. There were no shares of preferred stock outstanding as of March 31, 2026 or December 31, 2025.

Funding Agreements

November 2025 ATM Facility

During the three months ended March 31, 2026, the Company sold 198,793 shares of common stock at a weighted-average price of $2.68 per share for net proceeds of $519,624, before the amortization of deferred offering costs of $653, under the ATM Facility. As of March 31, 2026, the Company had approximately $99.5 million in remaining capacity under its ATM Facility (see Note 1).

Committed Equity Facility

On March 27, 2025, the Company entered into a Committed Equity Facility with B. Riley giving the Company the right, but not the obligation, to sell to B. Riley over a 36-month period up to the lesser of (i) $50 million of newly issued shares of our common stock and (ii) 3,904,374 shares of the Company’s common stock. The price per share of common stock sold to B. Riley is determined by reference to the daily volume weighted-average price of the Company’s common stock as defined within the Committed Equity Facility less a 3% discount, subject to certain limitations and conditions, as calculated on each day the Company sells shares of its common stock under the Committed Equity Facility. The total net proceeds that the Company will receive under the Committed Equity Facility will depend on the quantity, frequency and prices at which the Company sells common stock to B. Riley. During the three months ended March 31, 2026, there were no sales to B. Riley under the Committed Equity Facility.

Issuance of Common Stock for Non-Cash Consideration

The Company measures and recognizes compensation expense for share-based stock awards based on estimated fair values equaling either the market value of the shares issued, or the value of consideration received, whichever is more readily determinable. During the three months ended March 31, 2026, the Company issued 50,000 shares of restricted common stock that immediately vested in exchange for services provided to the Company and recorded a non-cash expense of $138,500 based on the fair market value of the restricted stock award on the issuance date, which amount was included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Reserved Shares

As of March 31, 2026, the Company reserved the following shares of common stock for issuance upon the (i) exercise of outstanding warrants, (ii) issuance of shares reserved under the Committed Equity Facility, (iii) exercise of issued and outstanding stock option awards and restricted stock unit awards, and (v) to reserve the remaining shares available for grant under the 2024 Stock Incentive Plan (“2024 Plan”):

March 31, 2026
Shares of common stock reserved under the Committed Equity Facility	3,364,407
Shares reserved for issuance under the 2024 Plan	3,346,601
Stock option awards issued and outstanding	1,841,977
Warrants issued and outstanding to purchase common stock	922,096
Restricted stock unit awards issued and outstanding	277,681
Total	9,752,762

The number of shares of common stock reserved for issuance above excludes shares available for issuance under the ATM Facility.

7.	WARRANTS

As of March 31, 2026, the following warrants to purchase shares of common stock were outstanding:

	Warrants Outstanding	Exercise Price per Share	Expiry Date
June 2025 Private Placement Warrants	666,497	$7.00	Warrant Expiry Date (defined below)
Underwriter warrants issued under IPO	161,000	$10.00	August 12, 2027
Warrants originally issued in conjunction with Series B Redeemable Convertible Preferred Stock	76,376	$10.55	August 13, 2026
Warrants originally issued in conjunction with Series C Redeemable Convertible Preferred Stock	18,223	$9.42	August 13, 2026
Total	922,096

June 2025 Private Placement Warrant

On June 25, 2025, the Company entered into a securities purchase agreement for a private placement of common stock and warrants with certain institutional and accredited investors, including Bios 2024 Co-Invest, LP. Dr. Aaron G.L. Fletcher, the Chairman of the Company’s Board of Directors, is a Managing Partner and co-founder of Bios Partners, of which Bios 2024 Co-Invest, LP is an affiliate entity. Upon closing of the private placement on June 27, 2025, the Company issued warrants to purchase up to an aggregate of 666,497 shares of common stock at an exercise price of $7.00 per share. The warrants are exercisable on a cash only basis at any time after the date of issuance and expire 20 days following the earliest to occur of (i) the U.S. Food and Drug Administration (“FDA”) issuing Breakthrough Therapy Designation (“BTD”) for elraglusib and (ii) the date that the FDA provides written communication available to the Company of its determination as to whether the Company may pursue registration for elraglusib using its currently available Phase 2 data or data from a future Phase 3 clinical study (“Warrant Expiry Date”).

8.	EQUITY COMPENSATION PLANS

Stock Incentive Plans

Our board of directors adopted and our stockholders approved our 2024 Plan, which became effective on August 12, 2024. The purpose of the 2024 Plan is to enhance the Company’s ability to attract, retain and motivate individuals by providing these individuals with equity ownership and incentive opportunities. All of the Company’s employees, as well as all of the Company’s non-employee directors and other consultants, advisors and other persons who provide services to the Company are eligible to receive incentive awards under the 2024 Plan, including stock options grants, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and other awards. Up to 3,316,444 shares of common stock were originally reserved for future issuance under the 2024 Plan, which number included 496,801 shares of common stock reserved for issuance under the 2015 Plan as of the closing date of the IPO. In addition, the number of shares of common stock available for issuance under the 2024 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2025 and ending on and including January 1, 2034 equal to the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Board. Effective January 1, 2026, the number of shares of common stock reserved for issuance under the 2024 Plan increased by 1,162,260 pursuant to the aforementioned evergreen provision. As of March 31, 2026, there were 3,346,601 shares available for grant under the 2024 Plan.

In addition, the Company had previously adopted the 2015 Stock Incentive Plan (the “2015 Plan”). As of March 31, 2026, there were 349,626 stock options outstanding and 15,093 unvested RSAs outstanding under the 2015 Plan. On August 12, 2024, the effective date of the 2024 Plan, there were no remaining shares available for grant under the 2015 Plan.

Restricted Stock Awards

There were no RSAs granted during the three months ended March 31, 2026. At March 31, 2026, the total estimated unrecognized compensation cost related to unvested service-based RSAs and unvested performance based RSAs was approximately $6,000 and $42,000, respectively. The unrecognized cost related to service-based RSAs is expected to be recognized over the remaining weighted average vesting period of 0.17 years. The unrecognized cost related to performance-based RSAs will be recognized ratably over the performance period based upon the probable number of shares expected to vest. During the three months ended March 31, 2026 and 2025, there was no expense recorded for the outstanding performance-based RSAs.

The following summarizes our RSAs transaction activity for three months ended March 31, 2026:

	Restricted Common Stock Award Shares	Weighted Average Grant Date Fair Value ($)
Unvested balance at December 31, 2025	17,617	3.10
Granted	–	–
Vested	(2,524)	2.11
Forfeited	–	–
Unvested balance at March 31, 2026	15,093	3.27

Restricted Stock Units

At March 31, 2026, the total estimated unrecognized compensation cost related to unvested RSUs was approximately $960,000. This cost is expected to be recognized over the remaining weighted average vesting period of 0.37 years.

The following summarizes our RSUs transaction activity for the three months ended March 31, 2026:

	Restricted Common Stock Unit Shares	Weighted Average Grant Date Fair Value ($)
Outstanding at December 31, 2025	617,236	9.13
Granted	–	–
Vested and settled	(339,555)	9.15
Forfeited	–	–
Outstanding at March 31, 2026	277,681	9.12
Unvested at March 31, 2026	277,681	9.12

During the three months ended March 31, 2026, the Company withheld 121,874 shares of common stock related to the net settlement of certain RSUs that settled during the period to cover the withholding of taxes in the amount of $527,716.

Stock Options

The following summarizes our stock option transaction activity for the three months ended March 31, 2026:

	Number of Stock Options	Grant Date Weighted Average Exercise Price ($)
Outstanding at December 31, 2025	1,841,977	6.51
Options granted	–	–
Options exercised	–	–
Options canceled and forfeited	–	–
Outstanding at March 31, 2026	1,841,977	6.51

As of March 31, 2026, total unrecognized stock-based compensation cost related to stock options was approximately $4,882,000. This cost is expected to be recognized over the weighted average remaining period of 1.32 years.

The following table summarizes the stock-based compensation expense recorded in the accompanying unaudited condensed consolidated statements of operations during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Research and development	$156,670	$128,926
General and administrative	1,199,719	996,175
Total	$1,356,389	$1,125,101

The Company has not recognized and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance related to its net deferred tax assets.

9.	NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(5,625,749)	$(6,317,024)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	23,537,134	19,497,731

Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	$(0.32)

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

The number of whole shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect were as follows:

	March 31,
	2026	2025
Options issued and outstanding	1,841,977	860,539
Warrants issued and outstanding	922,096	255,599
Unvested RSUs	277,681	584,111
Unvested RSAs	15,093	25,192
Total	3,056,847	1,725,441

10.	SEGMENT REPORTING

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

In addition to the significant expense categories included within consolidated net income (loss) presented on the Company’s unaudited condensed consolidated statements of operations, see below for disaggregated amounts that comprise research and development expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Personnel and consulting expenses	$1,209,211	$856,693
External clinical study expenses	581,189	1,834,371
Nonclinical and biomarker studies	538,077	92,401
Chemistry Manufacturing & Control (“CMC”) related costs	236,767	436,854
Total research and development expenses	$2,565,244	$3,220,319

In addition, the Company has a wholly-owned subsidiary, Actuate Therapeutics Limited, which is a dormant entity with no assets, liabilities or operations in any foreign countries.

11.       SUBSEQUENT EVENTS

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

Sales under November 2025 ATM Facility

After the three months ended March 31, 2026 through May 13, 2026, the Company sold 213,550 shares of common stock under the ATM Facility at a weighted-average price of $2.81 per share for net proceeds to the Company of $585,739 (see Note 6).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Actuate Therapeutics, Inc. included in Part I Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report” or “Report”) and with our audited consolidated financial statements and the related notes thereto for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2026.

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

We believe elraglusib represents a “pipeline in a molecule” with a broad opportunity for us to potentially initiate and advance multiple drug development programs around our lead asset based on its multimodal mechanisms of action, data emerging from completed or ongoing clinical studies and nonclinical biological, cellular, and animal data. Animal tumor model data, clinical study data and AI-based computational approaches have identified a number of areas of unmet clinical need in cancer treatment where elraglusib may play an interventional role, including pancreatic, metastatic melanoma, lung, colon, breast, renal, and ovarian cancer, leukemias and lymphomas, as well as some pediatric cancers including Ewing sarcoma, neuroblastoma and pediatric leukemias.

To date, we have treated over 500 patients with elraglusib as an IV injection (“Elraglusib Injection”) in Phase 1 and Phase 2 studies. We have also developed an oral formulation of elraglusib (“Elraglusib Oral Tablet”), which we believe will allow us to pursue a number of cancer indications with a more convenient dose delivery option for patients with the ability to dose patients on a daily basis. We filed an Investigational New Drug (“IND”) application with the FDA in April 2026 to advance the Elraglusib Oral Tablet into a Phase 1/2 clinical study to identify the maximum tolerated dose and Recommended Phase 2 Dose (“RP2D”) in adult patients with advanced, refractory cancers and we recently received FDA clearance to proceed with the Phase 1/2 clinical study. Once we have determined a RP2D, several Phase 2 or registrational studies have been identified for further clinical development of Elraglusib Oral Tablet, subject to additional funding, based on data from previous studies, including but not limited to, first-line metastatic pancreatic ductal adenocarcinoma (“mPDAC”), refractory, metastatic melanoma, refractory, metastatic colorectal cancer, and non-small cell lung cancer.

In addition, we have generated promising results with a once weekly IV infusion of elraglusib in first-line treatment of patients with mPDAC. Our Phase 2 study in mPDAC, known as Actuate-1801 Part 3B study, is a randomized, controlled Phase 2 study that enrolled 286 patients with no prior systemic treatment for metastatic disease. The primary endpoint for this study was median overall survival (“mOS”), with overall survival (“OS”) summarized throughout the study by estimates of 1-year survival. Updated data results presented at the American Society of Clinical Oncology (“ASCO”) Genitourinary Cancers Symposium (“ASCO GI”) in January 2026 utilizing a data cutoff as of November 22, 2025 showed that the study met its primary endpoint, demonstrating a statistically significant improvement in mOS with elraglusib plus gemcitabine/nab-paclitaxel (“GnP”) versus GnP alone. Data presented at ASCO GI included:

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

While these data are impressive with once weekly dosing, we believe we can further improve the outcome of patients using the Elraglusib Oral Tablet at the RP2D, including a more frequent dosing regimen to be identified in the Phase 1 study. We believe this strategy will further align with other new approaches to treating mPDAC with investigational products that are delivered orally to patients. In addition, the safety profile of elraglusib in over 500 patients to date shows the product is well tolerated as a monotherapy and in combination with chemotherapy. We believe this will allow the Elraglusib Oral Tablet to be combined with other investigational products, including but not limited to RAS and MEK inhibitors, where possible additive or synergistic mechanisms of action may potentiate better outcomes for patients treated with combination therapy including elraglusib.

In addition to our development plans for the Elraglusib Oral Tablet, we have advanced the Elraglusib Injection in pediatric cancer patients with recurrent/refractory solid cancers. This study, Actuate-1902, is a Phase 1/2 study that evaluated escalating doses of elraglusib as a single agent as well as in combination with irinotecan or cyclophosphamide/topotecan in the Phase 1 portion of the study. Patients in this Actuate-1902 study also experienced a number of objective responses in the combination chemotherapy arms, and based on this data, we identified Ewing sarcoma and neuroblastoma as possible new indications for further development of Elraglusib Injection, pending additional funding primarily focused on non-dilutive sources or capital, further expanding the potential use and positive therapeutic impact of elraglusib.

Components of Our Results of Operations

Our operating expenses consist of (i) research and development expenses and (ii) general and administrative expenses.

Research and Development Expenses

Research and development expenses consist primarily of external and internal costs incurred in performing clinical and nonclinical development activities. Our external research and development costs primarily consists of the cost incurred under agreements with hospitals to treat and monitor patients enrolled in our clinical studies, contract research organizations and contract manufacturers, consultants and other third parties to conduct and support our clinical studies and nonclinical studies. Our internal research and development costs primarily include research and development personnel-related expenses such as employee compensation, benefits, employer taxes, insurance, and stock-based compensation.

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

Although research and development activities are central to our business model, the successful development of elraglusib and any future product candidates is highly uncertain. There are numerous factors associated with the successful development of any product candidate such as elraglusib, including future study design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. In addition, future regulatory factors beyond our control may impact our clinical development programs. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased number of patients and duration of later-stage clinical studies. As a result, we expect our research and development expenses to increase substantially in connection with our ongoing and planned clinical and nonclinical development activities in the near term and in the future, provided we are able to raise additional capital. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the nonclinical and clinical development of elraglusib and any future product candidates. Our future research and development expenses may vary significantly based on a wide variety of factors such as:

•	the results of our clinical studies and nonclinical studies of elraglusib and any future product candidates we may choose to pursue, including any modifications to clinical development plans based on feedback that we may receive from regulatory authorities;
•	per patient clinical study costs;
•	the number of clinical studies required for approval;
•	the number of sites included in the clinical study and the number of countries in which the studies are conducted;
•	the number of patients that participate in the clinical studies, the drop-out or discontinuation rates of patients, and the length of time required to enroll eligible patients;
•	the number of doses that patients receive;
•	the potential additional safety monitoring requested by regulatory agencies;
•	the duration of patient participation in the clinical studies and follow-up;
•	the cost and timing of manufacturing elraglusib and any future product candidates;
•	the costs, if any, of obtaining third-party drugs for use in our combination clinical studies;
•	the extent of changes in government regulation and regulatory guidance;
•	the efficacy and safety profile of elraglusib and any future product candidates;
•	the timing, receipt, and terms of any approvals from applicable regulatory authorities; and
•	the extent to which we establish additional collaboration, license, or other arrangements.

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

We anticipate our general and administrative expenses will increase in the future as we expand our operations, including increasing our headcount to support our continued research and development activities and preparing for later-stage clinical studies and potential commercialization of elraglusib. We also anticipate we will continue to incur increased accounting, audit, legal, regulatory, compliance, director and officer insurance, and investor and public relations expenses associated with operating as a public company.

Other Income (Expense)

Interest Expense

Interest expense represents interest owed to UIC under our license agreement with UIC, whereby UIC agreed to defer amounts owed to UIC under a former sublicense agreement in the amount of $404,991.

Interest Income

Interest income represents interest earned on our cash and cash equivalents at the then prevailing market rates.

Results of Operations

We have incurred significant operating losses and negative cash flows from operations since our inception. Our net losses were $22,227,852 and $27,285,328 for the years ended December 31, 2025 and 2024, respectively, and $5,625,749 and $6,317,024 for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $160,233,450. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses in the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for, and potentially commercialize elraglusib, and potentially seek to discover, acquire and develop additional product candidates, utilize third parties to manufacture elraglusib, hire additional personnel, expand and protect our intellectual property, and incur additional costs associated with being a public company. If we obtain regulatory approval for elraglusib, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution.

Comparison of the Three Months Ended March 31, 2026 and 2025:

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change
Operating expenses:
Research and development	$2,565,244	$3,220,319	$(655,075)
General and administrative	3,140,712	3,145,265	(4,553)
Total operating expenses	5,705,956	6,365,584	(659,628)
Loss from operations	(5,705,956)	(6,365,584)	659,628

Other income (expense):
Interest expense	(5,062)	(5,063)	1
Interest income	85,269	53,623	31,646
Total other income, net	80,207	48,560	31,647
Net loss	$(5,625,749)	$(6,317,024)	$691,275

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change
External clinical study expenses	$581,189	$1,834,371	$(1,253,182)
Chemistry, Manufacturing & Control (“CMC”) related costs	236,767	436,854	(200,087)
Nonclinical and biomarker research	538,077	92,401	445,676
Personnel and consulting expenses	1,209,211	856,693	352,518
Total research and development expenses	$2,565,244	$3,220,319	$(655,075)

The decrease in research and development expenses of $655,075 for the three months ended March 31, 2026 compared to the same prior year period was primarily due to a decrease in external clinical study expenses of $1,253,182 mostly related to lower patient fees and CRO costs associated with fewer patients on study during the current period related to the randomized Phase 2 mPDAC study (Actuate-1801 Part 3B) combined with a decrease of $200,087 in CMC related costs due to the timing of drug product manufacturing to support ongoing and planned clinical studies. These decreases in expenses in the current period were offset by increases in nonclinical and biomarker studies in the amount of $445,676 due to greater nonclinical studies conducted in the current period to support advancing elraglusib combined with an increase in personnel and consulting expenses of $352,518 primarily due to increased headcount combined with an increase in medical and regulatory consulting associated with ongoing regulatory filings.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change
Professional and consulting fees	$970,768	$1,138,685	$(167,917)
Other expenses	375,287	379,249	(3,962)
Personnel-related expenses	1,794,657	1,627,331	167,326
Total general and administrative expenses	$3,140,712	$3,145,265	$(4,553)

The decrease in general and administrative expenses of $4,553 for the three months ended March 31, 2026 compared to the same prior year period was primarily due a (i) decrease in professional and consulting fees of $167,917 mostly due to lower legal fees in the current period which was partially offset by an increase in investor and public relation fees and a (ii) decrease in other expenses of $3,962 primarily due to lower insurance costs. These amounts were offset by an increase in personnel-related expenses of $167,326 mostly due to an increase in non-cash stock-based compensation expense of $203,544 related to awards granted to employees, non-employee members of the board of directors, and consultants of the Company.

Other Income (Expense)

Other income (expense), net, for the three months ended March 31, 2026 and 2025 is comprised of the following:

•	Interest expense — Interest expense for the three months ended March 31, 2026 and 2025 represents interest accrued on amounts owed under a license agreement with UIC, whereby UIC agreed to defer amounts payable to UIC under a former sublicense agreement in the amount of $404,991 in exchange for an interest-bearing license payable.

•	Interest income — Interest income for the three months ended March 31, 2026 and 2025 represents interest earned on cash and cash equivalents based on the then prevailing market rates. The increase in interest income for the three months ended March 31, 2026 compared to the same prior year period was primarily due to a higher average cash balance on hand compared to the same prior year period.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We expect to incur significant expenses and operating losses in the foreseeable future as we advance the clinical development of elraglusib and any future product candidates.

On November 28, 2025, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with B. Riley Securities, Inc. and Craig-Hallum Capital Group LLC (each a “Sales Agent” and collectively the “Sales Agents”) with respect to an “at the market” offering program (the “ATM Facility”), under which the Company may, from time to time, at its sole discretion, issue and sell through the Sales Agents, up to $100 million of shares of common stock. Pursuant to the ATM Agreement, the Company may sell the shares through the Sales Agents by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act. The Sales Agents will use commercially reasonable efforts consistent with their normal trading and sales practices to sell the shares from time to time, based upon instructions from us, including any price or size limits or other customary parameters or conditions we may impose. The Company will pay the Sales Agents a commission of up to 3.0% of the gross sales proceeds of any common stock sold through the Sales Agents under the ATM Agreement and also has provided the Sales Agents with customary indemnification rights. During the three months ended March 31, 2026, the Company sold 198,793 shares of common stock at a weighted-average price of $2.68 per share for net proceeds of $519,624 under the ATM Facility. As of March 31, 2026, the Company had approximately $99.5 million in remaining capacity under its ATM Facility.

On March 27, 2025, we entered into a common stock purchase agreement (the “Committed Equity Facility”) with B. Riley Principal Capital II (“B. Riley”) giving the Company the right, but not the obligation, to sell to B. Riley over a 36-month period up to the lesser of (i) $50 million of newly issued shares of our common stock and (ii) 3,904,374 shares of the Company’s common stock. During the three months ended March 31, 2026, the Company did not issue any shares of common stock under the Committed Equity Facility. As of March 31, 2026, we had 3,364,407 shares of common stock in remaining capacity under our Committed Equity Facility.

As of March 31, 2026, we had cash and cash equivalents of $8,134,004 and working capital of $3,797,551. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue our development of, seek regulatory approval for, and potentially commercialize elraglusib and potentially seek to discover and develop and/or license or acquire additional product candidates, conduct our ongoing and planned clinical studies and nonclinical studies, continue our research and development activities, utilize third parties to manufacture elraglusib, hire additional personnel, expand and protect our intellectual property, and incur additional costs associated with being a public company. Based on our current operating plan, we estimate that our existing cash and cash equivalents as of the date of this Report will not satisfy the Company’s operational and capital requirements beyond July 2026 without raising additional capital. There can be no assurance that the Company will be able to raise sufficient proceeds in the future under the ATM Facility or Committed Equity Facility or any additional financing will be available to the Company on acceptable terms, if at all.

Until such time, if ever, that we can generate substantial product revenue, we expect to finance our operations through equity offerings, debt financings, or other capital sources, including current or potential future collaborations, licenses, and other similar arrangements. As we seek additional financing in the near future, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our ability to raise additional funds may be adversely impacted by business conditions, global economic conditions, disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, and diminished liquidity and credit availability. To the extent we raise additional capital through the sale of equity or convertible debt securities, stockholders’ ownership interest in our common stock will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions, engaging in acquisition, merger or collaboration transactions, selling or licensing our assets, making capital expenditures, redeeming our stock, making certain investments or declaring dividends. If we raise additional funds through collaborations or license agreements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity, debt, or other financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, or even cease operations.

Based on the above matters, we have concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern.

Material Cash Requirements for Known Contractual and Other Obligations

Research and Development Costs

We are continuing to invest in our elraglusib clinical studies and have entered into contractual obligations with each clinical study site. Each contract shall continue until the completion of the study at that site. Our clinical study costs are dependent on, among other things, the size, number and length of each clinical study.

Other Capital Requirements and Additional Royalty Obligations.

We enter into agreements in the normal course of business with various vendors, which are generally cancellable upon notice. Payments due upon cancellation typically consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation.

Cash Flow Summary

The following table provides a summary of our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(5,017,327)	$(4,618,740)
Net cash used in financing activities	(8,092)	(133,477)
Net change in cash and cash equivalents	$(5,025,419)	$(4,752,217)

Cash Flows From Operating Activities

Three Months Ended March 31, 2026 — Net cash used in operating activities for the three months ended March 31, 2026 consisted of our net loss of $5,625,749 combined with cash used by a net change in operating assets and liabilities of $891,529, which amounts were offset by non-cash stock-based compensation expense of $1,356,389, non-cash stock issued for services of $138,500, and an increase in accrued interest on license payable of $5,062.

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

Cash Flows From Financing Activities

Three Months Ended March 31, 2026 — During the three months ended March 31, 2026, net cash used in financing activities consisted of the payment of taxes from withholding of common stock on settlement of restricted stock units of $527,716, which amount was partially offset by net proceeds received of $519,624 from the sale of shares of common stock under the At-the-Market Facility.

Three Months Ended March 31, 2025 — During the three months ended March 31, 2025, net cash used in financing activities consisted of deferred offering costs paid during the current period related to the Company’s Committed Equity Facility entered into on March 27, 2025.

Critical Accounting Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. There were no material changes to our critical accounting estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 26, 2026.

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

As a “smaller reporting company”, we are not required to provide the information called for by this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of March 31, 2026, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

RISK FACTORS

Investing in our common stock involves a high degree of risk. Before you decide to invest in our common stock, you should carefully consider all the information within this Quarterly Report, including the information contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in our condensed consolidated financial statements and the related notes contained in Part I, Item 1 within this Quarterly Report. In addition, you should carefully consider the risks and uncertainties described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 26, 2026 (“Annual Report”), our Quarterly Reports on Form 10-Q, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, results of operations, financial condition, liquidity, and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, results of operations, financial condition, and prospects.

Other than as set forth in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there have been no material changes to our risk factors disclosed in Part I, Item 1A, of our Annual Report.

Item 5.	Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: May 14, 2026	ACTUATE THERAPEUTICS, INC. /s/ Daniel Schmitt Daniel Schmitt, President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: May 14, 2026	ACTUATE THERAPEUTICS, INC. /s/ Paul Lytle Paul Lytle, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

