Form 10-Q
period 2026-06-30
ACTUATE THERAPEUTICS, INC.
filed 2026-08-14
CIK 1652935

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

On August 13, 2026, 24,014,202 shares of common stock, $0.000001 par value per share, were outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report” or “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") about us and our industry. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or the negative of these terms or other comparable terminology are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. The forward-looking statements in this Report include, but are not limited to, statements concerning the following:

•	our expectations for the results of our clinical and nonclinical studies of elraglusib and any future product candidates we may choose to pursue, including any modifications to clinical development plans based on feedback that we may receive from regulatory authorities;
•	our regulatory plans to seek feedback from the U.S. Food and Drug Administration (the “FDA”) or European Medicines Agency (“EMA”) in 2026 on the design and execution of clinical studies, including the Phase 1/2 clinical study in advanced cancer patients using the oral tablet formulation of elraglusib and the design of a future clinical studies of elraglusib for the treatment of mPDAC and potentially other cancers using the oral tablet formulation of elraglusib;
•	our ability to enroll additional patients or establish or advance plans for further development, including through conversations with the FDA or EMA;
•	our ability to successfully manage our relationships with our licensors and third-party service providers;
•	our ability to maintain, protect and further develop our intellectual property rights;
•	our ability to fund our current operations with our cash on hand as of the date of this Report and our ability to raise additional capital as and when needed;
•	our future financial and operating results;
•	our intentions, expectations and beliefs regarding anticipated growth, market penetration and trends in our business;
•	our ability to maintain the listing of our common stock on the Nasdaq Global Market; and
•	the timing and success of our plan of commercialization.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those risk factors identified in Part II, Item 1A. “Risk Factors” in this Report and under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 26, 2026.

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

ii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Actuate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,425,841	$13,159,423
Prepaid assets and other current assets	322,100	483,996
Total current assets	4,747,941	13,643,419
Deferred offering costs and other assets	451,398	392,491
Total assets	$5,199,339	$14,035,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,076,691	$1,524,190
Other accrued expenses	2,304,621	3,567,404
Accrued compensation	386,741	588,304
Accrued interest, current	37,143	27,018
Total current liabilities	3,805,196	5,706,916

Long term liabilities:
License payable	404,991	404,991
Total long-term liabilities	404,991	404,991

Total liabilities	4,210,187	6,111,907

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.000001 par value, 10,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $0.000001 par value, 200,000,000 shares authorized, 24,013,577 and 23,245,203 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	24	23
Additional paid-in capital	166,089,213	162,531,681
Accumulated deficit	(165,100,085)	(154,607,701)
Total stockholders’ equity	989,152	7,924,003
Total liabilities and stockholders’ equity	$5,199,339	$14,035,910

See accompanying notes to unaudited condensed consolidated financial statements.

Actuate Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$2,066,825	$2,764,805	$4,632,069	$5,985,124
General and administrative	2,839,763	3,204,072	5,980,475	6,349,337
Total operating expenses	4,906,588	5,968,877	10,612,544	12,334,461

Loss from operations	(4,906,588)	(5,968,877)	(10,612,544)	(12,334,461)

Other income (expense):
Interest expense	(5,063)	(5,062)	(10,125)	(10,125)
Interest income	45,016	24,534	130,285	78,157
Total other income, net	39,953	19,472	120,160	68,032

Net loss	$(4,866,635)	$(5,949,405)	$(10,492,384)	$(12,266,429)

Weighted-average shares of common stock outstanding, basic and diluted	23,871,850	19,646,475	23,705,417	19,572,564
Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(0.30)	$(0.44)	$(0.63)

See accompanying notes to unaudited condensed consolidated financial statements.

Actuate Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

For the Six Months Ended June 30, 2026

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2026	23,245,203	$23	$162,531,681	$(154,607,701)	$7,924,003
Issuance of shares under At-the-Market facility, net of issuance costs of $13,977	198,793	–	518,971	–	518,971
Issuance of vested and settled restricted stock units	339,555	1	(1)	–	–
Shares of common stock withheld related to net settlement of restricted stock units	(121,874)	–	(527,716)	–	(527,716)
Issuance of restricted shares in exchange for services	50,000	–	138,500	–	138,500
Stock-based compensation expense	–	–	1,356,389	–	1,356,389
Net loss	–	–	–	(5,625,749)	(5,625,749)
Balances, March 31, 2026	23,711,677	24	164,017,824	(160,233,450)	3,784,398
Issuance of shares under At-the-Market facility, net of issuance costs of $40,118	299,400	–	730,620	–	730,620
Issuance of vested and settled restricted stock units	2,500	–	–	–	–
Stock-based compensation expense	–	–	1,340,769	–	1,340,769
Net loss	–	–	–	(4,866,635)	(4,866,635)
Balances, June 30, 2026	24,013,577	$24	$166,089,213	$(165,100,085)	$989,152

For the Six Months Ended June 30, 2025

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances, January 1, 2025	19,531,636	$20	$132,484,015	$(132,379,849)	$104,186
Stock-based compensation expense	–	–	1,125,101	–	1,125,101
Net loss	–	–	–	(6,317,024)	(6,317,024)
Balances, March 31, 2025	19,531,636	20	133,609,116	(138,696,873)	(5,087,737)

Issuance of shares under June 2025 Private Placement, net of issuance costs of $43,933	666,497	–	4,621,546	–	4,621,546
Issuance of shares under Committed Equity Facility, net of issuance costs of $343,848	256,429	–	2,148,506	–	2,148,506
Exercise of stock option awards	15,942	–	34,115	–	34,115
Stock-based compensation expense	–	–	1,579,271	–	1,579,271
Net loss	–	–	–	(5,949,405)	(5,949,405)
Balances, June 30, 2025	20,470,504	$20	$141,992,554	$(144,646,278)	$(2,653,704)

See accompanying notes to unaudited condensed consolidated financial statements.

Actuate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating Activities:
Net loss	$(10,492,384)	$(12,266,429)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,697,158	2,704,372
Issuance of restricted shares in exchange for services	138,500	–
Interest accrued on license payable	10,125	10,125
Changes in operating assets and liabilities:
Prepaid assets and other current assets	161,896	370,375
Other assets	–	110,548
Accounts payable	(473,399)	1,130,116
Accrued compensation	(201,563)	499,669
Other accrued expenses	(1,262,783)	(1,351,277)
Net cash used in operating activities	(9,422,450)	(8,792,501)

Financing Activities:
Proceeds from sale of shares under At-the-Market Facility, net	1,251,213	–
Payment of taxes from withholding of common stock on settlement of restricted stock units	(527,716)	–
Proceeds from issuance of shares of common stock under June 2025 Private Placement, net of issuance costs of $43,933	–	4,621,546
Proceeds from issuance of shares of common stock under the Committed Equity Facility, net of issuance costs of $343,848	–	2,163,100
Proceeds from the exercise of stock options	–	34,115
Deferred offering costs	(34,629)	(175,226)
Net cash provided by financing activities	688,868	6,643,535

Net change in cash and cash equivalents	(8,733,582)	(2,148,966)
Cash and cash equivalents, beginning of period	13,159,423	8,641,622
Cash and cash equivalents, end of period	$4,425,841	$6,492,656

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$800	$800

Supplemental Schedule of Noncash Financing Activities:
Deferred offering costs charged against At-the-Market Facility	$1,622	$–
Deferred offering costs, unpaid and accrued	$25,900	$119,710
Deferred offering costs charged against Committed Equity Facility	$–	$14,594

See accompanying notes to unaudited condensed consolidated financial statements.

Actuate Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three and Six Months Ended June 30, 2026 (unaudited)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2026.

Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Going Concern and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2026, the Company had cash and cash equivalents of $4,425,841 and working capital of $942,745. The Company has not generated any revenue and has incurred recurring operating losses since inception. The Company expects to continue to incur losses for the foreseeable future and therefore the Company’s ability to continue its operations is highly dependent on its ability to raise additional capital in the near term to fund its future operations.

On November 28, 2025, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with B. Riley Securities, Inc. and Craig-Hallum Capital Group LLC (each a “Sales Agent” and collectively the “Sales Agents”) with respect to an “at the market” offering program (the “ATM Facility”), under which the Company may, from time to time, at its sole discretion, issue and sell through the Sales Agents, up to $100 million of shares of common stock. Pursuant to the ATM Agreement, the Company may sell the shares through the Sales Agents by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act. The Sales Agents will use commercially reasonable efforts consistent with their normal trading and sales practices to sell the shares from time to time, based upon instructions from us, including any price or size limits or other customary parameters or conditions we may impose. The Company will pay the Sales Agents a commission of up to 3.0% of the gross sales proceeds of any common stock sold through the Sales Agents under the ATM Agreement and also has provided the Sales Agents with customary indemnification rights. During the six months ended June 30, 2026, the Company sold 498,193 shares of common stock at a weighted-average price of $2.66 per share, for net proceeds of $1,249,591 under the ATM Facility. As of June 30, 2026, the Company had approximately $98.7 million in remaining capacity under its ATM Facility (see Note 6).

On March 27, 2025, the Company entered into a common stock purchase agreement (the “Committed Equity Facility”) with B. Riley Principal Capital II (“B. Riley”) giving the Company the right, but not the obligation, to sell to B. Riley over a 36-month period up to the lesser of (i) $50 million of newly issued shares of our common stock and (ii) 3,904,374 shares of the Company’s common stock (see Note 6). The price per share of common stock sold to B. Riley is determined by reference to the volume-weighted average price of the Company’s common stock as defined within the Committed Equity Facility, less a 3% discount, subject to certain limitations and conditions. The total net proceeds that the Company will receive under the Committed Equity Facility will depend on the quantity, frequency, and prices at which the Company sells common stock to B. Riley. During the six months ended June 30, 2026, the Company did not issue any shares of common stock under the Committed Equity Facility (see Note 6).

There can be no assurance that the Company will be able to raise sufficient proceeds in the future under the ATM Facility or the Committed Equity Facility, or that any other financing will be available to the Company on acceptable terms, if at all.

Management anticipates, based on currently proposed plans and assumptions, that our cash and cash equivalents on hand will not satisfy the Company’s operational and capital requirements beyond September 2026 without raising additional capital. As the Company executes its business plan, it plans to seek financing for its operations through equity offerings, debt financings, or other capital sources. The Company’s ability to raise additional capital may be adversely impacted by business conditions, global economic conditions, disruptions to, and volatility in, the financial markets in the United States and worldwide, among other matters, and it may not obtain this necessary capital when needed on acceptable terms, or at all. If events or circumstances occur such that the Company does not obtain additional funding, it may be necessary to significantly reduce our scope of operations to reduce the current rate of spending through actions such as the need to delay, limit, reduce, grant rights to develop or terminate its product development or even cease operations, which could have a material adverse effect on the Company’s business, results of operations or financial condition. Based on the above matters, we have concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern.

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

The Company reviews the fair value hierarchy classification at each reporting date. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the years presented. As of June 30, 2026 and December 31, 2025, there were no financial assets or liabilities carried at fair value which were not equivalent to cost.

Comprehensive Loss

There were no differences between net loss and comprehensive loss presented in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025.

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

3.	OTHER ACCRUED EXPENSES

Other accrued expenses as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Accrued clinical study costs	$1,939,501	$3,169,433
Other accrued expenses	365,120	397,971
Total other accrued expenses	$2,304,621	$3,567,404

4.	COMMITMENTS AND CONTINGENCIES

Operating Lease

On December 1, 2024, the Company rented office space on a month-to-month basis with no long-term commitment, representing a short-term lease. As a result, the Company has elected to apply the short-term lease exemption to its office lease and therefore has not recorded a right of use (“ROU”) asset and related lease liability in accordance with ASC 842, Leases (“ASC 842”). Rent expense recorded during the three and six months ended June 30, 2026 was $13,100 and $26,000, respectively, which amounts are included in general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations. For the three and six months ended June 30, 2025, rent expense was $12,800 and $25,400, respectively.

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

UIC License Agreement

On April 6, 2015, the Company entered into an Exclusive License Agreement with Equity (the “UIC License Agreement”) with The Board of Trustees of the University of Illinois (“UIC”), whereby, UIC granted the Company (a) an exclusive, non-transferable license, with the right to sublicense under UIC’s rights in the Patent Rights (as defined in the UIC License Agreement), and (b) a non-exclusive, non-transferable worldwide license, with the right to sublicense, to use UIC’s rights in the Technical Information (as defined in the UIC License Agreement) for all uses. In consideration of the license granted under the UIC License Agreement, the Company agreed to pay UIC (i) development milestones of up to $1.25 million, of which, up to $0.25 million is due upon the progress of clinical studies and $1.0 million is due upon the initiation of commercial sales, (ii) annual minimum royalty payments, increasing to $50,000 in year six and each year thereafter, (iii) royalty on net sales for product covered under the Patent Rights in the low single digits with a 50% reduction in royalties for products solely utilizing Technical Information, (iv) a declining percentage of sublicensing revenue based on the escalating stage of development upon a sublicensing event, and (v) the reimbursement of all patent and related expenses incurred by UIC covering the Patent Rights. For the three and six months ended June 30, 2026, the Company incurred minimum royalty expenses to UIC in the aggregate amount of $50,000 and $56,851, respectively, which amounts were included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2025, the Company incurred minimum royalty expenses and other reimbursable expenses to UIC in the aggregate amount of $50,055 and $58,158, respectively, which amounts were included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

In addition, the Company entered into a sublicense and collaboration agreement dated August 28, 2017 with an unrelated entity that was covered under the UIC License Agreement, which sublicense agreement was later terminated on January 31, 2018. Under the UIC License Agreement, the Company owed UIC a certain percentage of amounts received under the sublicense agreement in the amount of $449,990. The Company paid UIC 10% of the sublicense fees in the amount of $44,999 and the remaining unpaid balance of $404,991 (“Deferred Amount”) was originally due and payable to UIC in two installments: 50% due and payable on the one-year anniversary from the first commercial sale and 50% due on the second-year anniversary from the first commercial sale. The Deferred Amount is treated as debt and continues to accrue interest at a rate of five percent (5%) per annum, representing the prime rate as of the date of the agreement plus 1%. On July 16, 2024, the Company and UIC entered into an amendment to the UIC License Agreement (“UIC Amendment”). Interest is due and payable annually within 30 days following the second anniversary of the closing of the IPO and annually thereafter. In addition, the UIC Amendment provides for payment of the Deferred Amount and any accrued interest thereon upon the sooner of (i) termination of the UIC License Agreement by the Company, (ii) the Company ceases development of the licensed UIC technology, (iii) the Company consummates a Change in Control (as defined in the UIC License Agreement), (iv) the Company sublicenses the licensed technology or the developed product, (v) the one-year anniversary following approval of a NDA of a licensed product, or (vi) the Company executes a partnership agreement with any entity resulting in the payment to us above a specified milestone amount or the Company secures cumulative financing equal to or exceeding $200 million. In addition, the UIC Amendment provides that to the extent the Company secures equity financing equal to or exceeding $85 million through its IPO or otherwise, 50% of the Deferred Amount is due and payable within 30 days. The remaining 50% of the Deferred Amount shall be due and payable upon the first to occur of any of the events noted above in clauses (i) through (vi). Finally, the UIC Amendment provides that for as long as the Company or a sublicensee is selling the licensed product, the Company will pay all consideration provided for in the original UIC License Agreement and described above until the last to expire market exclusivity date, the period of which for all products in a jurisdiction will not exceed a total of seven (7) years beginning with the date regulatory approval is granted for the first licensed product in the jurisdiction, and such obligation will survive termination of the UIC License Agreement.

As of June 30, 2026 and December 31, 2025, interest payable to UIC was $37,143 and $27,018, respectively, included in the accompanying unaudited condensed consolidated balance sheets.

6.	STOCKHOLDERS’ EQUITY

Authorized and Issued Capital

The Company’s authorized capital consists of 200,000,000 shares of common stock, $0.000001 par value per share, and 10,000,000 shares of preferred stock, $0.000001 par value per share. As of June 30, 2026 and December 31, 2025, there were 24,013,577 and 23,245,203 shares of common stock issued and outstanding, respectively. There were no shares of preferred stock outstanding as of June 30, 2026 or December 31, 2025.

Funding Agreements

November 2025 ATM Facility

During the six months ended June 30, 2026, the Company sold 498,193 shares of common stock at a weighted-average price of $2.66 per share for net proceeds of $1,249,591, before the amortization of deferred offering costs of $1,622, under the ATM Facility. As of June 30, 2026, the Company had approximately $98.7 million in remaining capacity under its ATM Facility (see Note 1).

Committed Equity Facility

On March 27, 2025, the Company entered into a Committed Equity Facility with B. Riley giving the Company the right, but not the obligation, to sell to B. Riley over a 36-month period up to the lesser of (i) $50 million of newly issued shares of our common stock and (ii) 3,904,374 shares of the Company’s common stock. The price per share of common stock sold to B. Riley is determined by reference to the daily volume-weighted average price of the Company’s common stock as defined within the Committed Equity Facility less a 3% discount, subject to certain limitations and conditions, as calculated on each day the Company sells shares of its common stock under the Committed Equity Facility. The total net proceeds that the Company will receive under the Committed Equity Facility will depend on the quantity, frequency and prices at which the Company sells common stock to B. Riley. During the six months ended June 30, 2026, there were no sales to B. Riley under the Committed Equity Facility.

Issuance of Common Stock for Non-Cash Consideration

The Company measures and recognizes compensation expense for share-based stock awards based on estimated fair values equaling either the market value of the shares issued, or the value of consideration received, whichever is more readily determinable. The Company did not issue any shares of restricted common stock during the three months ended June 30, 2026. During the three months ended March 31, 2026, the Company issued 50,000 shares of restricted common stock that immediately vested in exchange for services provided to the Company and recorded a non-cash expense of $138,500 based on the fair market value of the restricted stock award on the issuance date, which amount was included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Reserved Shares

As of June 30, 2026, the Company reserved the following shares of common stock for issuance upon the (i) exercise of outstanding warrants, (ii) issuance of shares reserved under the Committed Equity Facility, (iii) exercise of issued and outstanding stock option awards and restricted stock unit awards, and (iv) to reserve the remaining shares available for grant under the 2024 Stock Incentive Plan (“2024 Plan”):

June 30, 2026
Shares of common stock reserved under the Committed Equity Facility	3,364,407
Shares reserved for issuance under the 2024 Plan	2,432,742
Stock option awards issued and outstanding	2,755,836
Warrants issued and outstanding to purchase common stock	922,096
Restricted stock unit awards issued and outstanding	275,181
Total	9,750,262

The number of shares of common stock reserved for issuance above excludes shares available for issuance under the ATM Facility.

7.	WARRANTS

As of June 30, 2026, the following warrants to purchase shares of common stock were outstanding:

	Warrants Outstanding	Exercise Price per Share	Expiry Date
June 2025 Private Placement Warrants	666,497	$7.00	Warrant Expiry Date (defined below)
Underwriter warrants issued under IPO	161,000	$10.00	August 12, 2027
Warrants originally issued in conjunction with Series B Redeemable Convertible Preferred Stock	76,376	$10.55	August 13, 2026
Warrants originally issued in conjunction with Series C Redeemable Convertible Preferred Stock	18,223	$9.42	August 13, 2026
Total	922,096

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

Stock Incentive Plans

Our board of directors adopted and our stockholders approved our 2024 Plan, which became effective on August 12, 2024. The purpose of the 2024 Plan is to enhance the Company’s ability to attract, retain and motivate individuals by providing these individuals with equity ownership and incentive opportunities. All of the Company’s employees, as well as all of the Company’s non-employee directors and other consultants, advisors and other persons who provide services to the Company are eligible to receive incentive awards under the 2024 Plan, including stock options grants, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and other awards. Up to 3,316,444 shares of common stock were originally reserved for future issuance under the 2024 Plan, which number included 496,801 shares of common stock reserved for issuance under the 2015 Plan as of the closing date of the IPO. In addition, the number of shares of common stock available for issuance under the 2024 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2025 and ending on and including January 1, 2034 equal to the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Board. Effective January 1, 2026, the number of shares of common stock reserved for issuance under the 2024 Plan increased by 1,162,260 pursuant to the aforementioned evergreen provision. As of June 30, 2026, there were 2,432,742 shares available for grant under the 2024 Plan.

In addition, the Company had previously adopted the 2015 Stock Incentive Plan (the “2015 Plan”). As of June 30, 2026, there were 347,600 stock options outstanding and 12,568 unvested RSAs outstanding under the 2015 Plan. On August 12, 2024, the effective date of the 2024 Plan, there were no remaining shares available for grant under the 2015 Plan.

Restricted Stock Awards

There were no RSAs granted during the six months ended June 30, 2026. At June 30, 2026, the total estimated unrecognized compensation cost related to unvested service-based RSAs and unvested performance based RSAs was approximately $400 and $42,000, respectively. The unrecognized cost related to service-based RSAs is expected to be recognized over the remaining weighted average vesting period of 0.02 years. The unrecognized cost related to performance-based RSAs will be recognized ratably over the performance period based upon the probable number of shares expected to vest. During the six months ended June 30, 2026 and 2025, there was no expense recorded for the outstanding performance-based RSAs.

The following summarizes our RSAs transaction activity for six months ended June 30, 2026:

	Restricted Common Stock Award Shares	Weighted Average Grant Date Fair Value ($)
Unvested balance at December 31, 2025	17,617	3.10
Granted	–	–
Vested	(5,049)	2.11
Forfeited	–	–
Unvested balance at June 30, 2026	12,568	3.50

Restricted Stock Units

At June 30, 2026, the total estimated unrecognized compensation cost related to unvested RSUs was approximately $321,000. This cost is expected to be recognized over the remaining weighted average vesting period of 0.13 years.

The following summarizes our RSUs transaction activity for the six months ended June 30, 2026:

	Restricted Common Stock Unit Shares	Weighted Average Grant Date Fair Value ($)
Outstanding at December 31, 2025	617,236	9.13
Granted	–	–
Vested and settled	(342,055)	9.14
Forfeited	–	–
Outstanding at June 30, 2026	275,181	9.13
Unvested at June 30, 2026	275,181	9.13

During the six months ended June 30, 2026, the Company withheld 121,874 shares of common stock related to the net settlement of certain RSUs that settled during the period to cover the withholding of taxes in the amount of $527,716.

Stock Options

The following summarizes our stock option transaction activity for the six months ended June 30, 2026:

	Number of Stock Options	Grant Date Weighted Average Exercise Price ($)
Outstanding at December 31, 2025	1,841,977	6.51
Options granted	950,000	2.48
Options exercised	–	–
Options canceled and forfeited	(36,141)	4.85
Outstanding at June 30, 2026	2,755,836	5.14

As of June 30, 2026, total unrecognized stock-based compensation cost related to stock options was approximately $5,940,000. This cost is expected to be recognized over the weighted average remaining period of 1.42 years.

The following table provides the assumptions used in determining the estimated fair value of stock option awards granted during the six months ended June 30, 2026:

Expected volatility	99.95%
Risk-free interest rate	4.03%
Expected dividend yield	0.00%
Expected term (in years)	6.01

The following table summarizes the stock-based compensation expense recorded in the accompanying unaudited condensed consolidated statements of operations during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$195,048	$88,363	$351,718	$217,289
General and administrative	1,145,721	1,490,908	2,345,440	2,487,083
Total	$1,340,769	$1,579,271	$2,697,158	$2,704,372

The Company has not recognized and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance related to its net deferred tax assets.

9.	Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(4,866,635)	$(5,949,405)	$(10,492,384)	$(12,266,429)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	23,871,850	19,646,475	23,705,417	19,572,564

Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(0.30)	$(0.44)	$(0.63)

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

The number of whole shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect were as follows:

	June 30,
	2026	2025
Options issued and outstanding	2,755,836	1,774,477
Warrants issued and outstanding	922,096	922,096
Unvested RSUs	275,181	584,111
Unvested RSAs	12,568	22,667
Total	3,965,681	3,303,351

10.	SEGMENT REPORTING

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

In addition to the significant expense categories included within consolidated net income (loss) presented on the Company’s unaudited condensed consolidated statements of operations, see below for disaggregated amounts that comprise research and development expenses for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Personnel and consulting expenses	$1,031,747	$858,546	$2,240,958	$1,715,239
External clinical study expenses	772,019	1,521,617	1,353,208	3,355,988
Nonclinical and biomarker research	197,323	250,811	735,400	343,212
Chemistry Manufacturing & Control (“CMC”) related costs	65,736	133,831	302,503	570,685
Total research and development expenses	$2,066,825	$2,764,805	$4,632,069	$5,985,124

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

This discussion and analysis contains forward-looking statements reflecting our management’s current expectations that involve risks, uncertainties, and assumptions. See the section entitled “Cautionary Note Regarding Forward-Looking Statements.” Our actual results and the timing of events may differ materially from those described in or implied by these forward-looking statements due to a number of factors, including those discussed below and elsewhere in this Report, particularly those set forth under “Risk Factors.”

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

We have exclusively licensed elraglusib, a proprietary and patent protected GSK-3 inhibitor developed through a collaboration between The Board of Trustees of the University of Illinois-Chicago (“UIC”) and Northwestern University (“NU”).

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

To date, we have treated over 500 patients with elraglusib as an IV injection (“Elraglusib Injection”) in Phase 1 and Phase 2 studies. We have also developed an oral formulation of elraglusib (“Elraglusib Oral Tablet”), which we believe will allow us to pursue a number of cancer indications with a more convenient dose delivery option for patients with the ability to dose patients on a daily basis. We filed an Investigational New Drug (“IND”) application with the FDA in April 2026 to advance the Elraglusib Oral Tablet into a Phase 1/2 clinical study to identify the maximum tolerated dose and Recommended Phase 2 Dose (“RP2D”) in adult patients with advanced, refractory cancers, and we recently received FDA clearance to proceed with the Phase 1/2 clinical study. Once we have determined a RP2D, several Phase 2 or registrational studies have been identified for further clinical development of Elraglusib Oral Tablet, subject to additional funding, based on data from previous studies, including but not limited to, first-line metastatic pancreatic ductal adenocarcinoma (“mPDAC”), refractory, metastatic melanoma, refractory, metastatic colorectal cancer, and non-small cell lung cancer.

In addition, we have generated promising results with a once weekly IV infusion of elraglusib in first-line treatment of patients with mPDAC. Our Phase 2 clinical study in mPDAC, known as Actuate-1801 Part 3B, is a randomized, controlled Phase 2 clinical study that enrolled 286 patients with no prior systemic treatment for metastatic disease. The primary endpoint for this clinical study was median overall survival (“mOS”), with overall survival (“OS”) summarized throughout the study by estimates of 1-year survival. Updated data results presented at the American Society of Clinical Oncology (“ASCO”) Gastrointestinal Cancers Symposium (“ASCO GI”) in January 2026, utilizing a data cutoff as of November 22, 2025, showed that the clinical study met its primary endpoint, demonstrating a statistically significant improvement in mOS with elraglusib plus gemcitabine/nab-paclitaxel (“GnP”) versus GnP alone. Data presented at ASCO GI included:

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

While these data are impressive with once weekly dosing, we believe we can further improve the outcome of patients using the Elraglusib Oral Tablet at the RP2D, including a more frequent dosing regimen to be identified in the Phase 1/2 clinical study. We believe this strategy will further align with other new approaches to treating mPDAC with investigational products that are delivered orally to patients. In addition, the safety profile of elraglusib in over 500 patients to date shows the product is well tolerated as a monotherapy and in combination with chemotherapy. We believe this may allow the Elraglusib Oral Tablet to be combined with other investigational products, including but not limited to RAS and MEK inhibitors, where possible additive or synergistic mechanisms of action may potentiate better outcomes for patients treated with combination therapy including elraglusib.

In addition to our development plans for the Elraglusib Oral Tablet, we have advanced the development of Elraglusib Injection in pediatric cancer patients with recurrent/refractory solid cancers. This clinical study, Actuate-1902, is a Phase 1/2 study that evaluated escalating doses of elraglusib as a single agent as well as in combination with irinotecan or cyclophosphamide/topotecan in the Phase 1 portion of the study. Patients in the Actuate-1902 study also experienced a number of objective responses in the combination chemotherapy arms, and based on these data, we identified neuroblastoma and Ewing sarcoma as possible new indications for further development of Elraglusib Injection, pending additional funding primarily focused on non-dilutive sources of capital, further expanding the potential use and positive therapeutic impact of elraglusib. In June 2026, we entered into an initial agreement with the University of Birmingham to evaluate elraglusib in the BEACON2 clinical study, an international, multi-arm, multi-stage platform clinical study designed to identify and advance promising treatment approaches for children with relapsed and refractory neuroblastoma. The planned clinical study is expected to enroll up to 20 patients with relapsed and refractory neuroblastoma in a dose confirmation cohort to evaluate safety and to determine the maximum tolerated dose (“MTD”), RP2D, and pharmacokinetics (“PK”) profile of the combination of elraglusib with dinutuximab beta plus chemotherapy. Following completion of the dose confirmation stage, the regimen may advance into a randomized portion of the study, where approximately 75 patients will be enrolled with a planned interim analysis.

Components of Our Results of Operations

Our operating expenses consist of (i) research and development expenses and (ii) general and administrative expenses.

Research and Development Expenses

Research and development expenses consist primarily of external and internal costs incurred in performing clinical and nonclinical development activities. Our external research and development costs primarily consist of the costs incurred under agreements with hospitals that treat and monitor patients enrolled in our clinical studies, contract research organizations and contract manufacturers, consultants, and other third parties that conduct and support our clinical studies and nonclinical studies. Our internal research and development costs primarily include research and development personnel-related expenses such as employee compensation, benefits, employer taxes, insurance, and stock-based compensation.

We expense research and development costs as incurred. We currently have only one product candidate, elraglusib. Therefore, since our inception, substantially all of our research and development costs were related to the development of elraglusib. We track research and development expenses on an aggregate basis and not on an indication-by-indication or treatment setting-by-treatment setting basis.

Although research and development activities are central to our business model, the successful development of elraglusib and any future product candidates is highly uncertain. There are numerous factors associated with the successful development of any product candidate such as elraglusib, including future study design and various regulatory requirements, many of which cannot be determined with accuracy at this time given our stage of development. In addition, future regulatory factors beyond our control may impact our clinical development programs. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased number of patients and longer duration of later-stage clinical studies. As a result, we expect our research and development expenses to increase substantially in connection with our ongoing and planned clinical and nonclinical development activities in the near term and in the future, provided we are able to raise additional capital. At this time, we cannot accurately estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the nonclinical and clinical development of elraglusib and any future product candidates. Our future research and development expenses may vary significantly based on a wide variety of factors such as:

•	the results of our clinical studies and nonclinical studies of elraglusib and any future product candidates we may choose to pursue, including any modifications to clinical development plans based on feedback that we may receive from regulatory authorities;
•	per patient clinical study costs;
•	the number of clinical studies required for approval;
•	the number of sites included in the clinical studies and the number of countries in which the studies are conducted;
•	the number of patients who participate in the clinical studies, the drop-out or discontinuation rates of patients, and the length of time required to enroll eligible patients;
•	the number of doses that patients receive;
•	the potential additional safety monitoring requested by regulatory agencies;
•	the duration of patient participation in the clinical studies and follow-up;
•	the cost and timing of manufacturing elraglusib and any future product candidates;
•	the costs, if any, of obtaining third-party drugs for use in our combination clinical studies;
•	the extent of changes in government regulation and regulatory guidance;
•	the efficacy and safety profile of elraglusib and any future product candidates;
•	the timing, receipt, and terms of any approvals from applicable regulatory authorities; and
•	the extent to which we establish additional collaboration, license, or other arrangements.

A change in the outcome of any of these variables with respect to the development of elraglusib or any future product candidates could significantly change the costs and timing associated with the development of that product candidate. We may never succeed in obtaining regulatory approval for any product candidate.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related expenses, such as employee compensation, benefits, and stock-based compensation, for our personnel in executive and other administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters and professional fees paid for accounting, auditing, consulting, and tax services, as well as other costs such as insurance costs, board of director fees, investor and public relations, and travel expenses.

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

Interest Income

Interest income represents interest earned on our cash and cash equivalents at the then-prevailing market rates.

Results of Operations

We have incurred significant operating losses and negative cash flows from operations since our inception. Our net losses were $22,227,852 and $27,285,328 for the years ended December 31, 2025 and 2024, respectively, and $10,492,384 and $12,266,429 for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $165,100,085. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for, and potentially commercialize elraglusib, and potentially seek to discover, acquire and develop additional product candidates, utilize third parties to manufacture elraglusib, hire additional personnel, expand and protect our intellectual property, and incur additional costs associated with operating as a public company. If we obtain regulatory approval for elraglusib, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing, and distribution.

Comparison of the Three Months Ended June 30, 2026 and 2025:

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Change
Operating expenses:
Research and development	$2,066,825	$2,764,805	$(697,980)
General and administrative	2,839,763	3,204,072	(364,309)
Total operating expenses	4,906,588	5,968,877	(1,062,289)
Loss from operations	(4,906,588)	(5,968,877)	1,062,289

Other income (expense):
Interest expense	(5,063)	(5,062)	(1)
Interest income	45,016	24,534	20,482
Total other income, net	39,953	19,472	20,481
Net loss	$(4,866,635)	$(5,949,405)	$1,082,770

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Change
External clinical study expenses	$772,019	$1,521,617	$(749,598)
CMC related costs	65,736	133,831	(68,095)
Nonclinical and biomarker research	197,323	250,811	(53,488)
Personnel and consulting expenses	1,031,747	858,546	173,201

Total research and development expenses	$2,066,825	$2,764,805	$(697,980)

The decrease in research and development expenses of $697,980 for the three months ended June 30, 2026 compared to the same prior year period was primarily due to (i) a decrease in external clinical study expenses of $749,598 mostly related to lower patient fees and CRO costs associated with fewer patients on study during the current period related to the randomized Phase 2 mPDAC clinical study (Actuate-1801 Part 3B), (ii) a decrease of $68,095 in CMC related costs primarily due to the timing of our stability studies, and (iii) a decrease of $53,488 in nonclinical and biomarker research costs primarily related to lower bioanalytical costs. These decreases were partially offset by an increase in personnel and consulting expenses of $173,201 primarily due to an increase in non-cash stock-based compensation expense of $106,685 related to awards granted to employees and consultants of the Company.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Change
Personnel-related expenses	$1,605,221	$2,120,096	$(514,875)
Other expenses	399,225	467,851	(68,626)
Professional and consulting fees	835,317	616,125	219,192

Total general and administrative expenses	$2,839,763	$3,204,072	$(364,309)

The decrease in general and administrative expenses of $364,309 for the three months ended June 30, 2026 compared to the same prior year period was primarily due to (i) a decrease in personnel-related expenses of $514,875 mostly due to a decrease in non-cash stock-based compensation expense of $345,187 resulting from the timing of amortization of awards granted to employees, non-employee members of the board of directors, and consultants of the Company and (ii) a decrease in other expenses of $68,626 primarily related to lower insurance costs and travel costs. These decreases were partially offset by a current period increase in professional and consulting fees of $219,192 mostly due to an increase in investor and public relations fees.

Other Income (Expense)

Other income (expense), net, for the three months ended June 30, 2026 and 2025 was comprised of the following:

•	Interest expense — Interest expense for the three months ended June 30, 2026 and 2025 represents interest accrued on amounts owed under a license agreement with UIC, whereby UIC agreed to defer amounts payable to UIC under a former sublicense agreement in the amount of $404,991 in exchange for an interest-bearing license payable.

•	Interest income — Interest income for the three months ended June 30, 2026 and 2025 represents interest earned on cash and cash equivalents based on the then-prevailing market rates. The increase in interest income for the three months ended June 30, 2026 compared to the same prior year period was primarily due to a higher average cash balance on hand compared to the same prior year period.

Comparison of the Six Months Ended June 30, 2026 and 2025:

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Change
Operating expenses:
Research and development	$4,632,069	$5,985,124	$(1,353,055)
General and administrative	5,980,475	6,349,337	(368,862)
Total operating expenses	10,612,544	12,334,461	(1,721,917)
Loss from operations	(10,612,544)	(12,334,461)	1,721,917

Other income (expense):
Interest expense	(10,125)	(10,125)	–
Interest income	130,285	78,157	52,128
Total other income (expense), net	120,160	68,032	52,128
Net loss	$(10,492,384)	$(12,266,429)	$1,774,045

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Change
External clinical study expenses	$1,353,208	$3,355,988	$(2,002,780)
CMC related costs	302,503	570,685	(268,182)
Personnel and consulting expenses	2,240,958	1,715,239	525,719
Nonclinical and biomarker research	735,400	343,212	392,188
Total research and development expenses	$4,632,069	$5,985,124	$(1,353,055)

The decrease in research and development expenses of $1,353,055 for the six months ended June 30, 2026 compared to the same prior year period was primarily due to a decrease in external clinical study expenses of $2,002,780 mostly related to lower patient fees and CRO costs associated with fewer patients on study during the current period related to the randomized Phase 2 mPDAC clinical study (Actuate-1801 Part 3B) combined with a decrease in CMC related costs of $268,182 in the current period primarily due to the timing of drug product manufacturing and stability studies to support ongoing and planned clinical studies. These decreases in expenses in the current period were partially offset by (i) an increase in personnel and consulting expenses of $525,719 primarily due to increased headcount, an increase in medical and regulatory consulting associated with ongoing regulatory filings, and an increase in non-cash stock-based compensation expense of $134,429 and (ii) an increase in nonclinical and biomarker research studies in the amount of $392,188 due to greater nonclinical studies and bioanalytical studies conducted in the current period to support advancing elraglusib and the oral tablet formulation.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Change
Personnel-related expenses	$3,399,878	$3,747,427	$(347,549)
Other expenses	774,512	847,100	(72,588)
Professional and consulting fees	1,806,085	1,754,810	51,275

Total general and administrative expenses	$5,980,475	$6,349,337	$(368,862)

The decrease in general and administrative expenses of $368,862 for the six months ended June 30, 2026 compared to the same prior year period was primarily due to (i) a decrease in personnel-related expenses of $347,549 related to lower amounts accrued for annual bonuses in the current period combined with lower non-cash stock-based compensation expense of $141,643 related to the timing of amortization of awards granted to employees, non-employee members of the board of directors, and consultants of the Company and (ii) a decrease in other expenses of $72,588 primarily related to lower insurance costs and travel costs in the current period. These amounts were partially offset by a current period increase in professional and consulting fees of $51,275, mostly due to an increase in investor and public relations fees.

Other Income (Expense)

Other income (expense), net, for the six months ended June 30, 2026 and 2025 was comprised of the following:

•	Interest expense — Interest expense for the six months ended June 30, 2026 and 2025 represents interest accrued on amounts owed under a license agreement with UIC, whereby UIC agreed to defer amounts payable to UIC under a former sublicense agreement in the amount of $404,991 in exchange for an interest-bearing license payable.

•	Interest income — Interest income for the six months ended June 30, 2026 and 2025 represents interest earned on cash and cash equivalents based on the then-prevailing market rates. The increase in interest income for the six months ended June 30, 2026 compared to the same prior year period was primarily due to a higher average cash balance on hand compared to the same prior year period.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We expect to incur significant expenses and operating losses in the foreseeable future as we advance the clinical development of elraglusib and any future product candidates.

On November 28, 2025, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with B. Riley Securities, Inc. and Craig-Hallum Capital Group LLC (each a “Sales Agent” and collectively the “Sales Agents”) with respect to an “at the market” offering program (the “ATM Facility”), under which the Company may, from time to time, at its sole discretion, issue and sell through the Sales Agents, up to $100 million of shares of common stock. Pursuant to the ATM Agreement, the Company may sell the shares through the Sales Agents by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act. The Sales Agents will use commercially reasonable efforts consistent with their normal trading and sales practices to sell the shares from time to time, based upon instructions from us, including any price or size limits or other customary parameters or conditions we may impose. The Company will pay the Sales Agents a commission of up to 3.0% of the gross sales proceeds of any common stock sold through the Sales Agents under the ATM Agreement and also has provided the Sales Agents with customary indemnification rights. During the six months ended June 30, 2026, the Company sold 498,193 shares of common stock at a weighted-average price of $2.66 per share for net proceeds of $1,249,591 under the ATM Facility. As of June 30, 2026, the Company had approximately $98.7 million in remaining capacity under its ATM Facility.

On March 27, 2025, we entered into a common stock purchase agreement (the “Committed Equity Facility”) with B. Riley Principal Capital II (“B. Riley”) giving the Company the right, but not the obligation, to sell to B. Riley over a 36-month period up to the lesser of (i) $50 million of newly issued shares of our common stock and (ii) 3,904,374 shares of the Company’s common stock. During the six months ended June 30, 2026, the Company did not issue any shares of common stock under the Committed Equity Facility. As of June 30, 2026, we had 3,364,407 shares of common stock in remaining capacity under our Committed Equity Facility.

As of June 30, 2026, we had cash and cash equivalents of $4,425,841 and working capital of $942,745. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue our development of, seek regulatory approval for, and potentially commercialize elraglusib and potentially seek to discover and develop and/or license or acquire additional product candidates, conduct our ongoing and planned clinical studies and nonclinical studies, continue our research and development activities, utilize third parties to manufacture elraglusib, hire additional personnel, expand and protect our intellectual property, and incur additional costs associated with operating as a public company. Based on our current operating plan, we estimate that our existing cash and cash equivalents as of the date of this Report will not satisfy the Company’s operational and capital requirements beyond September 2026 without raising additional capital. There can be no assurance that the Company will be able to raise sufficient proceeds in the future under the ATM Facility or Committed Equity Facility or any additional financing will be available to the Company on acceptable terms, if at all.

Until such time, if ever, that we can generate substantial product revenue, we expect to finance our operations through equity offerings, debt financings, or other capital sources, including current or potential future collaborations, licenses, and other similar arrangements. As we seek additional financing in the near future, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our ability to raise additional funds may be adversely impacted by business conditions, global economic conditions, disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, and diminished liquidity and credit availability. To the extent we raise additional capital through the sale of equity or convertible debt securities, stockholders’ ownership interest in our common stock will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions, engaging in acquisition, merger or collaboration transactions, selling or licensing our assets, making capital expenditures, redeeming our stock, making certain investments or declaring dividends. If we raise additional funds through collaborations or license agreements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity, debt, or other financings when needed, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, or even cease operations.

Based on the above matters, we have concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern.

Material Cash Requirements for Known Contractual and Other Obligations

Research and Development Costs

We are continuing to invest in our elraglusib clinical studies and have entered into contractual obligations with each clinical study site. Each contract shall continue until the completion of the clinical study at that site. Our clinical study costs are dependent on, among other things, the size, number and duration of each clinical study.

Other Capital Requirements and Additional Royalty Obligations.

We enter into agreements in the normal course of business with various vendors, which are generally cancellable upon notice. Payments due upon cancellation typically consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation.

Cash Flow Summary

The following table provides a summary of our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(9,422,450)	$(8,792,501)
Net cash provided by financing activities	688,868	6,643,535
Net change in cash and cash equivalents	$(8,733,582)	$(2,148,966)

Cash Flows From Operating Activities

Six Months Ended June 30, 2026 — Net cash used in operating activities for the six months ended June 30, 2026 consisted of our net loss of $10,492,384 combined with cash used by a net change in operating assets and liabilities of $1,775,849, which amounts were partially offset by (i) non-cash stock-based compensation expense of $2,697,158, (ii) non-cash stock issued for services of $138,500, and (iii) an increase in accrued interest on license payable of $10,125.

Six Months Ended June 30, 2025 — Net cash used in operating activities for the six months ended June 30, 2025 consisted of our net loss of $12,266,429, which amount was partially offset by (i) non-cash stock-based compensation expense of $2,704,372, (ii) cash provided by a net change in operating assets and liabilities of $759,431, and (iii) an increase in accrued interest on license payable of $10,125.

Cash Flows From Financing Activities

Six Months Ended June 30, 2026 — During the six months ended June 30, 2026, net cash provided by financing activities consisted of net proceeds received of $1,251,213 from the sale of shares of common stock under the ATM Facility, before the amortization of deferred offering costs of $1,622, which amount was partially offset by the payment of taxes from withholding of common stock on settlement of restricted stock units of $527,716 and the payment of deferred offering costs of $34,629.

Six Months Ended June 30, 2025 — During the six months ended June 30, 2025, net cash provided by financing activities consisted of net proceeds received of (i) $4,621,546 under the June 2025 Private Placement, (ii), $2,163,100 from the sale of common stock to B. Riley under the Committed Equity Facility and (iii) $34,115 from the exercise of stock options, which amounts were partially offset by the payment of deferred offering costs of $175,226.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of June 30, 2026, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than as set forth below and in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there have been no material changes to our risk factors disclosed in Part I, Item 1A, of our Annual Report.

We are not currently in compliance with the Nasdaq Global Market’s minimum market value of listed securities (“MVLS”) requirement of $50 million. If our common stock is delisted from the Nasdaq Global Market, and our common stock is not accepted for listing on the Nasdaq Capital Market, the market price and liquidity of our common stock and our ability to raise additional capital would be adversely impacted.

Our common stock is currently listed on the Nasdaq Global Market. Continued listing of a security on the Nasdaq Global Market is conditioned upon compliance with various continued listing standards. On July 15, 2026, we received a letter (the “Notice”) from the Nasdaq Stock Market (“Nasdaq”) notifying us that, for the 30-business day period ended July 14, 2026, we had not met the $50 million minimum market value of listed securities required to maintain continued listing on the Nasdaq Global Market as set forth in Nasdaq Marketplace Rule 5450(b)(2)(A) (the “MVLS Requirement”).

As provided in the Nasdaq rules, we have 180 calendar days, or until January 11, 2027 (the “Compliance Date”), to regain compliance. To regain compliance, the market value of our listed securities must close at $50 million or more for a minimum of 10 consecutive business days at any time prior to January 11, 2027. In the event we do not regain compliance with the MVLS Requirement prior to the Compliance Date or we are not able to continue to meet other continued listing standards, including the minimum bid price of $1.00, Nasdaq will notify us that our securities are subject to delisting, at which point we may appeal the delisting determination to a Nasdaq hearings panel or choose to seek a listing of our common stock on the Nasdaq Capital Market.

The Notice has no effect at this time on the listing of the Company’s securities on Nasdaq Global Market. We intend to actively monitor our MVLS between now and the Compliance Date, and may, if appropriate, evaluate available options including applying for a transfer to The Nasdaq Capital Market to resolve the deficiency and regain compliance with the requirement. While we are exercising diligent efforts to maintain the listing of our securities on the Nasdaq, there can be no assurance that we will be able to regain or maintain compliance with Nasdaq Global Market listing standards or satisfy the requirements necessary to transfer the listing of our securities to the Nasdaq Capital Market.

If our common stock were delisted from the Nasdaq, trading of our common stock would most likely take place on an over-the-counter market established for unlisted securities, such as the OTCQB Venture Market operated by OTC Markets Group. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock.

Item 5.	Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: August 14, 2026	ACTUATE THERAPEUTICS, INC. /s/ Daniel Schmitt Daniel Schmitt, President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: August 14, 2026	ACTUATE THERAPEUTICS, INC. /s/ Paul Lytle Paul Lytle, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

