Form 10-Q
period 2026-09-30
ACTUATE THERAPEUTICS, INC.
filed 2026-11-13
CIK 1652935

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

On November 13, 2026, 60,382,824 shares of common stock, $0.000001 par value per share, were outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report” or “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") about us and our industry. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or the negative of these terms or other comparable terminology are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. The forward-looking statements in this Report include, but are not limited to, statements concerning the following:

•	our expectations for the results of our clinical and nonclinical studies of elraglusib and any future product candidates we may choose to pursue, including any modifications to clinical development plans based on feedback that we may receive from regulatory authorities;
•	our regulatory plans and feedback from the U.S. Food and Drug Administration (the “FDA”) or European Medicines Agency (“EMA”) on the design and execution of clinical studies, including the Phase 1/2 clinical study in advanced cancer patients using the oral tablet formulation of elraglusib and the design of any future clinical studies of elraglusib for the treatment of cancer using the oral tablet formulation of elraglusib;
•	our ability to enroll additional patients or establish or advance plans for further development, including through conversations with the FDA or EMA;
•	our ability to successfully manage our relationships with our licensors and third-party service providers;
•	our ability to maintain, protect and further develop our intellectual property rights;
•	our ability to fund our current operating plans with our cash on hand as of the date of this Report and our ability to raise additional capital as and when needed;
•	our future financial and operating results;
•	our intentions, expectations and beliefs regarding anticipated growth, market penetration and trends in our business;
•	our ability to maintain the listing of our common stock on the Nasdaq Stock Market; and
•	the timing and success of our plan of commercialization.

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

In addition, statements that “we believe” and similarly qualified statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to rely unduly upon them.

The discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto included in this Report.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Actuate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,101,816	$13,159,423
Prepaid assets and other current assets	546,246	483,996
Total current assets	2,648,062	13,643,419
Deferred offering costs and other assets	570,719	392,491
Total assets	$3,218,781	$14,035,910

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$890,977	$1,524,190
Other accrued expenses	2,730,092	3,567,404
Accrued compensation	–	588,304
Accrued interest, current	1,687	27,018
Total current liabilities	3,622,756	5,706,916

Long term liabilities:
License payable	404,991	404,991
Total long-term liabilities	404,991	404,991

Total liabilities	4,027,747	6,111,907

Commitments and contingencies (Note 4)

Stockholders’ (deficit) equity:
Preferred stock, $0.000001 par value, 10,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $0.000001 par value, 200,000,000 shares authorized, 24,748,414 and 23,245,203 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	25	23
Additional paid-in capital	167,711,743	162,531,681
Accumulated deficit	(168,520,734)	(154,607,701)
Total stockholders’ (deficit) equity	(808,966)	7,924,003
Total liabilities and stockholders’ (deficit) equity	$3,218,781	$14,035,910

See accompanying notes to unaudited condensed consolidated financial statements.

Actuate Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$1,811,601	$2,177,922	$6,443,670	$8,163,046
General and administrative	1,627,486	3,294,456	7,607,961	9,643,793
Total operating expenses	3,439,087	5,472,378	14,051,631	17,806,839

Loss from operations	(3,439,087)	(5,472,378)	(14,051,631)	(17,806,839)

Other income (expense):
Interest expense	(5,063)	(5,063)	(15,188)	(15,188)
Interest income	23,501	69,971	153,786	148,128
Total other income, net	18,438	64,908	138,598	132,940

Net loss	$(3,420,649)	$(5,407,470)	$(13,913,033)	$(17,673,899)

Weighted-average shares of common stock outstanding, basic and diluted	24,222,586	21,394,965	23,879,701	20,186,706
Net loss per share attributable to common stockholders, basic and diluted	$(0.14)	$(0.25)	$(0.58)	$(0.88)

See accompanying notes to unaudited condensed consolidated financial statements.

Actuate Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

For the Nine Months Ended September 30, 2026

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances, January 1, 2026	23,245,203	$23	$162,531,681	$(154,607,701)	$7,924,003
Issuance of shares under At-the-Market facility, net of issuance costs of $13,977	198,793	–	518,971	–	518,971
Issuance of vested and settled restricted stock units	339,555	1	(1)	–	–
Shares of common stock withheld related to net settlement of restricted stock units	(121,874)	–	(527,716)	–	(527,716)
Issuance of restricted shares in exchange for services	50,000	–	138,500	–	138,500
Stock-based compensation expense	–	–	1,356,389	–	1,356,389
Net loss	–	–	–	(5,625,749)	(5,625,749)
Balances, March 31, 2026	23,711,677	24	164,017,824	(160,233,450)	3,784,398

Issuance of shares under At-the-Market facility, net of issuance costs of $40,118	299,400	–	730,620	–	730,620
Issuance of vested and settled restricted stock units	2,500	–	–	–	–
Stock-based compensation expense	–	–	1,340,769	–	1,340,769
Net loss	–	–	–	(4,866,635)	(4,866,635)
Balances, June 30, 2026	24,013,577	24	166,089,213	(165,100,085)	989,152

Issuance of shares under At-the-Market facility, net of issuance costs of $973	580,802	1	773,432	–	773,433
Issuance of vested and settled restricted stock units	274,556	–	–	–	–
Shares of common stock withheld related to net settlement of restricted stock units	(120,521)	–	(121,726)	–	(121,726)
Stock-based compensation expense	–	–	970,824	–	970,824
Net loss	–	–	–	(3,420,649)	(3,420,649)
Balances, September 30, 2026	24,748,414	$25	$167,711,743	$(168,520,734)	$(808,966)

For the Nine Months Ended September 30, 2025

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances, January 1, 2025	19,531,636	$20	$132,484,015	$(132,379,849)	$104,186
Stock-based compensation expense	–	–	1,125,101	–	1,125,101
Net loss	–	–	–	(6,317,024)	(6,317,024)
Balances, March 31, 2025	19,531,636	20	133,609,116	(138,696,873)	(5,087,737)

Issuance of shares under June 2025 Private Placement, net of issuance costs of $43,933	666,497	–	4,621,546	–	4,621,546
Issuance of shares under Committed Equity Facility, net of issuance costs of $343,848	256,429	–	2,148,506	–	2,148,506
Exercise of stock option awards	15,942	–	34,115	–	34,115
Stock-based compensation expense	–	–	1,579,271	–	1,579,271
Net loss	–	–	–	(5,949,405)	(5,949,405)
Balances, June 30, 2025	20,470,504	20	141,992,554	(144,646,278)	(2,653,704)

Issuance of shares under underwritten public offering, net of underwriter discounts and issuance costs of $1,676,036	2,464,286	3	15,573,963	–	15,573,966
Issuance costs under June 2025 Private Placement	–	–	(29,084)	–	(29,084)
Issuance of shares under Committed Equity Facility, net of issuance costs of $259,807	283,538	–	1,651,959	–	1,651,959
Issuance of vested and settled restricted stock units	25,000	–	–	–	–
Stock-based compensation expense	–	–	1,800,614	–	1,800,614
Net loss	–	–	–	(5,407,470)	(5,407,470)
Balances, September 30, 2025	23,243,328	$23	$160,990,006	$(150,053,748)	$10,936,281

See accompanying notes to unaudited condensed consolidated financial statements.

Actuate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating Activities:
Net loss	$(13,913,033)	$(17,673,899)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,667,982	4,504,986
Issuance of restricted shares in exchange for services	138,500	–
Interest accrued on license payable	15,188	15,188
Changes in operating assets and liabilities:
Prepaid assets and other current assets	(62,250)	47,041
Other assets	–	110,548
Accounts payable	(753,508)	(698,091)
Accrued compensation	(588,304)	(42,166)
Accrued interest	(40,519)	(70,957)
Other accrued expenses	(837,312)	(1,662,860)
Net cash used in operating activities	(12,373,256)	(15,470,210)

Financing Activities:
Proceeds from sale of shares under At-the-Market Facility	2,025,619	–
Payment of taxes from withholding of common stock on settlement of restricted stock units	(649,442)	–
Proceeds from issuance of shares of common stock under underwritten public offering, net of underwriting discounts and offering costs	–	15,573,966
Proceeds from issuance of shares of common stock under June 2025 Private Placement, net	–	4,592,462
Proceeds from issuance of shares of common stock under the Committed Equity Facility, net of issuance costs of $343,848	–	3,826,336
Proceeds from the exercise of stock options	–	34,115
Deferred offering costs	(60,528)	(273,528)
Net cash provided by financing activities	1,315,649	23,753,351

Net change in cash and cash equivalents	(11,057,607)	8,283,141
Cash and cash equivalents, beginning of period	13,159,423	8,641,622
Cash and cash equivalents, end of period	$2,101,816	$16,924,763

Supplemental disclosure of cash flow information:
Cash paid for interest	$40,519	$70,957
Cash paid for income taxes	$800	$800

Supplemental Schedule of Noncash Financing Activities:
Deferred offering costs charged against At-the-Market Facility	$2,595	$–
Deferred offering costs, unpaid and accrued	$120,295	$22,277
Deferred offering costs charged against Committed Equity Facility	$–	$25,871

See accompanying notes to unaudited condensed consolidated financial statements.

Actuate Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2026 (unaudited)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2026.

Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Going Concern and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2026, the Company had cash and cash equivalents of $2,101,816 and a working capital deficit of $974,694. The Company has not generated any revenue and has incurred recurring operating losses since inception. The Company expects to continue to incur losses for the foreseeable future and therefore the Company’s ability to continue its operations is highly dependent on its ability to raise additional capital in the near term to fund its future operations.

On October 26, 2026, the Company entered into an underwriting agreement with Newbridge Securities Corporation, acting as sole book-running manager, relating to the issuance and sale of up to 35,633,785 shares of the Company’s common stock and warrants to purchase up to an aggregate of 17,816,892 shares of common stock, including the 15% over-allotment option granted to the underwriter (“October 2026 Public Offering”). The Company received aggregate net proceeds of $11,764,494, in exchange for the issuance of an aggregate of 35,633,785 shares of common stock and warrants to purchase an aggregate of up to 17,816,892 shares of common stock, including the full exercise of the over-allotment option, after deducting underwriting discounts and commissions and before estimated offering expenses payable by the Company (see Note 11).

On November 28, 2025, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with B. Riley Securities, Inc. and Craig-Hallum Capital Group LLC (each a “Sales Agent” and collectively the “Sales Agents”) with respect to an “at the market” offering program (the “ATM Facility”), under which the Company may, from time to time, at its sole discretion, issue and sell through the Sales Agents, up to $100 million of shares of common stock. Pursuant to the ATM Agreement, the Company may sell the shares through the Sales Agents by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act. The Sales Agents will use commercially reasonable efforts consistent with their normal trading and sales practices to sell the shares from time to time, based upon instructions from us, including any price or size limits or other customary parameters or conditions we may impose. The Company will pay the Sales Agents a commission of up to 3.0% of the gross sales proceeds of any common stock sold through the Sales Agents under the ATM Agreement and also has provided the Sales Agents with customary indemnification rights. During the nine months ended September 30, 2026, the Company sold 1,078,995 shares of common stock at a weighted-average price of $1.96 per share, for net proceeds of $2,023,024 under the ATM Facility. As of September 30, 2026, the Company had approximately $97.9 million in remaining capacity under its ATM Facility (see Note 6).

On March 27, 2025, the Company entered into a common stock purchase agreement (the “Committed Equity Facility”) with B. Riley Principal Capital II (“B. Riley”) giving the Company the right, but not the obligation, to sell to B. Riley over a 36-month period up to the lesser of (i) $50 million of newly issued shares of our common stock and (ii) 3,904,374 shares of the Company’s common stock (see Note 6). The price per share of common stock sold to B. Riley is determined by reference to the volume-weighted average price of the Company’s common stock as defined within the Committed Equity Facility, less a 3% discount, subject to certain limitations and conditions. The total net proceeds that the Company will receive under the Committed Equity Facility will depend on the quantity, frequency, and prices at which the Company sells common stock to B. Riley. During the nine months ended September 30, 2026, the Company did not issue any shares of common stock under the Committed Equity Facility (see Note 6).

There can be no assurance that the Company will be able to raise sufficient proceeds in the future under the ATM Facility or the Committed Equity Facility, or that any other financing will be available to the Company on acceptable terms, if at all.

Management anticipates, based on currently proposed plans and assumptions, that our cash and cash equivalents on hand as of the date of this Report, and after giving effect to our October 2026 Public Offering, will not be sufficient to fund the Company’s operational and capital requirements for at least one year after the date these financial statements are issued without raising additional capital. As the Company executes its business plan, it plans to seek financing for its operations through equity offerings, debt financings, or other capital sources. The Company’s ability to raise additional capital may be adversely impacted by business conditions, global economic conditions, disruptions to, and volatility in, the financial markets in the United States and worldwide, among other matters, and it may not obtain this necessary capital when needed on acceptable terms, or at all. In addition, the Company is not currently in compliance with the Nasdaq Global Market’s minimum market value of listed securities (“MVLS”) requirement of $50 million and $1.00 minimum bid price requirement. If our common stock is delisted from the Nasdaq Global Market, and our common stock is not accepted for listing on the Nasdaq Capital Market, or we are unable to meet the $1.00 minimum bid price requirement or fail to maintain compliance with other listing requirements, the market price and liquidity of our common stock and our ability to raise additional capital would be adversely impacted. If events or circumstances occur such that the Company does not obtain additional funding, it may be necessary to significantly reduce our scope of operations to reduce the current rate of spending through actions such as the need to delay, limit, reduce, grant rights to develop or terminate its product development or even cease operations, which could have a material adverse effect on the Company’s business, results of operations or financial condition. Based on the above matters, we have concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern.

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

The Company reviews the fair value hierarchy classification at each reporting date. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the years presented. As of September 30, 2026 and December 31, 2025, there were no financial assets or liabilities carried at fair value which were not equivalent to cost.

Comprehensive Loss

There were no differences between net loss and comprehensive loss presented in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025.

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

3.        OTHER ACCRUED EXPENSES

Other accrued expenses as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
Accrued clinical study costs	$1,686,212	$3,169,433
Other accrued expenses	1,043,880	397,971
Total other accrued expenses	$2,730,092	$3,567,404

4.       COMMITMENTS AND CONTINGENCIES

Operating Lease

On December 1, 2024, the Company rented office space on a month-to-month basis with no long-term commitment, representing a short-term lease. As a result, the Company has elected to apply the short-term lease exemption to its office lease and therefore has not recorded a right of use (“ROU”) asset and related lease liability in accordance with ASC 842, Leases (“ASC 842”). Rent expense recorded during the three and nine months ended September 30, 2026 was $6,600 and $32,600, respectively, which amounts are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2025, rent expense was $12,900 and $38,300, respectively, which amounts are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

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

5.        LICENSES AND AGREEMENTS

UIC License Agreement

On April 6, 2015, the Company entered into an Exclusive License Agreement with Equity (the “UIC License Agreement”) with The Board of Trustees of the University of Illinois (“UIC”), whereby, UIC granted the Company (a) an exclusive, non-transferable license, with the right to sublicense under UIC’s rights in the Patent Rights (as defined in the UIC License Agreement), and (b) a non-exclusive, non-transferable worldwide license, with the right to sublicense, to use UIC’s rights in the Technical Information (as defined in the UIC License Agreement) for all uses. In consideration of the license granted under the UIC License Agreement, the Company agreed to pay UIC (i) development milestones of up to $1.25 million, of which, up to $0.25 million is due upon the progress of clinical studies and $1.0 million is due upon the initiation of commercial sales, (ii) annual minimum royalty payments, increasing to $50,000 in year six and each year thereafter, (iii) royalty on net sales for product covered under the Patent Rights in the low single digits with a 50% reduction in royalties for products solely utilizing Technical Information, (iv) a declining percentage of sublicensing revenue based on the escalating stage of development upon a sublicensing event, and (v) the reimbursement of all patent and related expenses incurred by UIC covering the Patent Rights. For the three and nine months ended September 30, 2026, the Company incurred minimum royalty expenses to UIC in the aggregate amount of $0 and $56,851, respectively, which amounts were included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2025, the Company incurred minimum royalty expenses and other reimbursable expenses to UIC in the aggregate amount of $0 and $58,158, respectively, which amounts were included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

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

As of September 30, 2026 and December 31, 2025, interest payable to UIC was $1,687 and $27,018, respectively, included in the accompanying unaudited condensed consolidated balance sheets.

6.        STOCKHOLDERS’ EQUITY

Authorized and Issued Capital

The Company’s authorized capital consists of 200,000,000 shares of common stock, $0.000001 par value per share, and 10,000,000 shares of preferred stock, $0.000001 par value per share. As of September 30, 2026 and December 31, 2025, there were 24,748,414 and 23,245,203 shares of common stock issued and outstanding, respectively. There were no shares of preferred stock outstanding as of September 30, 2026 or December 31, 2025.

Funding Agreements

November 2025 ATM Facility

During the nine months ended September 30, 2026, the Company sold 1,078,995 shares of common stock at a weighted-average price of $1.96 per share for net proceeds of $2,023,024, before the amortization of deferred offering costs of $2,595 under the ATM Facility. As of September 30, 2026, the Company had approximately $97.9 million in remaining capacity under its ATM Facility (see Note 1).

Committed Equity Facility

On March 27, 2025, the Company entered into a Committed Equity Facility with B. Riley giving the Company the right, but not the obligation, to sell to B. Riley over a 36-month period up to the lesser of (i) $50 million of newly issued shares of our common stock and (ii) 3,904,374 shares of the Company’s common stock. The price per share of common stock sold to B. Riley is determined by reference to the daily volume-weighted average price of the Company’s common stock as defined within the Committed Equity Facility less a 3% discount, subject to certain limitations and conditions, as calculated on each day the Company sells shares of its common stock under the Committed Equity Facility. The total net proceeds that the Company will receive under the Committed Equity Facility will depend on the quantity, frequency and prices at which the Company sells common stock to B. Riley. During the nine months ended September 30, 2026, there were no sales to B. Riley under the Committed Equity Facility.

Issuance of Common Stock for Non-Cash Consideration

The Company measures and recognizes compensation expense for share-based stock awards based on estimated fair values equaling either the market value of the shares issued, or the value of consideration received, whichever is more readily determinable. The Company did not issue any shares of restricted common stock during the three months ended September 30, 2026. During the three months ended March 31, 2026, the Company issued 50,000 shares of restricted common stock that immediately vested in exchange for services provided to the Company and recorded a non-cash expense of $138,500 based on the fair market value of the restricted stock award on the issuance date, which amount was included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Reserved Shares

As of September 30, 2026, the Company reserved the following shares of common stock for issuance upon the (i) issuance of shares reserved under the Committed Equity Facility, (ii) exercise of issued and outstanding stock option awards and restricted stock unit awards (“RSUs”), (iii) grant of shares remaining available for grant under the 2024 Stock Incentive Plan (“2024 Plan”), and (iv) exercise of outstanding warrants:

September 30, 2026
Shares of common stock reserved under the Committed Equity Facility	3,364,407
Stock option awards issued and outstanding	2,735,032
Shares reserved for issuance under the 2024 Plan	2,453,546
Warrants issued and outstanding to purchase common stock	827,497
Restricted stock unit awards issued and outstanding	625
Total	9,381,107

The number of shares of common stock reserved for issuance above excludes shares available for issuance under the ATM Facility.

7.       WARRANTS

As of September 30, 2026, the following warrants to purchase shares of common stock were outstanding:

	Warrants Outstanding	Exercise Price per Share	Expiry Date
June 2025 Private Placement Warrants	666,497	$7.00	Warrant Expiry Date (defined below)
Underwriter warrants issued under IPO	161,000	$10.00	August 12, 2027
Total	827,497

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

8.        EQUITY COMPENSATION PLANS

Stock Incentive Plans

Our board of directors adopted and our stockholders approved our 2024 Plan, which became effective on August 12, 2024. The purpose of the 2024 Plan is to enhance the Company’s ability to attract, retain and motivate individuals by providing these individuals with equity ownership and incentive opportunities. All of the Company’s employees, as well as all of the Company’s non-employee directors and other consultants, advisors and other persons who provide services to the Company are eligible to receive incentive awards under the 2024 Plan, including stock options grants, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and other awards. Up to 3,316,444 shares of common stock were originally reserved for future issuance under the 2024 Plan, which number included 496,801 shares of common stock reserved for issuance under the 2015 Plan as of the closing date of the IPO. In addition, the number of shares of common stock available for issuance under the 2024 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2025 and ending on and including January 1, 2034 equal to the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Board. Effective January 1, 2026, the number of shares of common stock reserved for issuance under the 2024 Plan increased by 1,162,260 pursuant to the aforementioned evergreen provision. As of September 30, 2026, there were 2,453,546 shares available for grant under the 2024 Plan.

In addition, the Company had previously adopted the 2015 Stock Incentive Plan (the “2015 Plan”). As of September 30, 2026, there were 330,181 stock options outstanding and 11,726 unvested RSAs outstanding under the 2015 Plan. On August 12, 2024, the effective date of the 2024 Plan, there were no remaining shares available for grant under the 2015 Plan.

Restricted Stock Awards

There were no RSAs granted during the nine months ended September 30, 2026. At September 30, 2026, the total estimated unrecognized compensation cost related to unvested performance-based RSAs was approximately $42,000. The unrecognized cost related to performance-based RSAs will be recognized ratably over the performance period based upon the probable number of shares expected to vest. During the nine months ended September 30, 2026 and 2025, there was no expense recorded for the outstanding performance-based RSAs.

The following summarizes our RSAs transaction activity for nine months ended September 30, 2026:

	Restricted Common Stock Award Shares	Weighted Average Grant Date Fair Value ($)
Unvested balance at December 31, 2025	17,617	3.10
Granted	–	–
Vested	(5,891)	2.11
Forfeited	–	–
Unvested balance at September 30, 2026	11,726	3.60

Restricted Stock Units

At September 30, 2026, the total estimated unrecognized compensation cost related to unvested RSUs was approximately $1,000. This cost is expected to be recognized over the remaining weighted average vesting period of 0.06 years.

The following summarizes our RSUs transaction activity for the nine months ended September 30, 2026:

	Restricted Common Stock Unit Shares	Weighted Average Grant Date Fair Value ($)
Outstanding at December 31, 2025	617,236	9.13
Granted	–	–
Vested and settled	(616,611)	9.14
Forfeited	–	–
Outstanding at September 30, 2026	625	7.19
Unvested at September 30, 2026	625	7.19

During the nine months ended September 30, 2026, the Company withheld 242,395 shares of common stock related to the net settlement of certain RSUs that settled during the period to cover the withholding of taxes in the amount of $649,442.

Stock Options

The following summarizes our stock option transaction activity for the nine months ended September 30, 2026:

	Number of Stock Options	Grant Date Weighted Average Exercise Price ($)
Outstanding at December 31, 2025	1,841,977	6.51
Options granted	950,000	2.48
Options exercised	–	–
Options canceled and forfeited	(56,945)	4.13
Outstanding at September 30, 2026	2,735,032	5.16

As of September 30, 2026, total unrecognized stock-based compensation cost related to stock options was approximately $5,290,000. This cost is expected to be recognized over the weighted average remaining period of 1.29 years.

The following table provides the assumptions used in determining the estimated fair value of stock option awards granted during the nine months ended September 30, 2026:

Expected volatility	99.95%
Risk-free interest rate	4.03%
Expected dividend yield	0.00%
Expected term (in years)	6.01

The following table summarizes the stock-based compensation expense recorded in the accompanying unaudited condensed consolidated statements of operations during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$227,279	$96,434	$578,997	$313,723
General and administrative	743,545	1,704,180	3,088,985	4,191,263
Total	$970,824	$1,800,614	$3,667,982	$4,504,986

The Company has not recognized and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance related to its net deferred tax assets.

9.        NET LOSS PER SHARES ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(3,420,649)	$(5,407,470)	$(13,913,033)	$(17,673,899)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	24,222,586	21,394,965	23,879,701	20,186,706

Net loss per share attributable to common stockholders, basic and diluted	$(0.14)	$(0.25)	$(0.58)	$(0.88)

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

The number of whole shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect were as follows:

	September 30,
	2026	2025
Options issued and outstanding	2,735,032	1,804,477
Warrants issued and outstanding	827,497	922,096
Unvested RSUs	625	344,556
Unvested RSAs	11,726	20,142
Total	3,574,880	3,091,271

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

In addition to the significant expense categories included within consolidated net income (loss) presented on the Company’s unaudited condensed consolidated statements of operations, see below for disaggregated amounts that comprise research and development expenses for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
External clinical trial expenses	$515,930	$1,041,473	$1,869,137	$4,401,805
Personnel and consulting expenses	634,644	929,833	2,875,601	2,640,728
Chemistry Manufacturing & Control (“CMC”) related costs	52,744	105,706	355,248	676,391
Nonclinical and biomarker research	608,283	100,910	1,343,684	444,122
Total research and development expenses	$1,811,601	$2,177,922	$6,443,670	$8,163,046

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

On October 26, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Newbridge Securities Corporation, acting as sole book-running manager (the “Underwriter”), relating to the issuance and sale of 30,985,900 shares of the Company’s common stock and warrants to purchase up to an aggregate of 15,492,950 shares of common stock (the “Common Warrants”) (the “Offering”). The Common Warrants have an exercise price of $0.45 per share and expire on October 28, 2031, if unexercised. The combined public offering price for each set of two shares of common stock and one accompanying Common Warrant to purchase one share of common stock was $0.71, before underwriting discounts and commissions. Under the terms of the Underwriting Agreement, the Company granted the Underwriter an over-allotment option (“Over-Allotment Option”), exercisable for 45 days, to purchase up to 4,647,885 additional shares of common stock and additional Common Warrants to purchase up to 2,323,942 shares of common stock from the Company at the same public offering price, less underwriting discounts and commissions. On October 28, 2026, the Company closed the Offering and received net proceeds of $10,229,995, after deducting underwriting discounts and commissions and before estimated offering expenses payable by the Company. On November 13, 2026, the Underwriter exercised the Over-Allotment Option and purchased an additional 4,647,885 shares of common stock and warrants to purchase up to an aggregate of 2,323,942 shares of common stock in exchange for net proceeds to the Company of $1,534,499, after deducting underwriting discounts and commissions and before estimated offering expenses payable by the Company.

Pursuant to the Underwriting Agreement, the Company agreed to issue to the Underwriter or its designees, warrants to purchase up to a total of 3.5% of the shares of common stock sold in the Offering (including the shares sold through the exercise of the Over-Allotment Option). At the close of the Offering and Over-Allotment Option, the Company issued to the Underwriter warrants to purchase up to 1,084,506 and 162,675 shares of common stock, respectively. The warrants have an exercise price of $0.44375 per share, representing 125% of the public offering price of $0.355 per share, and are exercisable on the 180th day following the date of the Underwriting Agreement and will expire October 26, 2031, if unexercised.

In addition, in conjunction with the Offering and pursuant to separate letter agreements entered into on October 2, 2026 with Bios Partners, L.P., on behalf of certain Bios entities holding securities of our Company (the “Bios Entities”), and Kairos Venture Investments, LLC, on behalf of certain Kairos entities holding securities of our Company (the “Kairos Entities”), as further amended, the Bios Entities, the Kairos Entities and their managing persons, Aaron Fletcher, Ph.D. and Todd Thomson, respectively, have agreed, subject to certain limited exceptions, not to sell, transfer or dispose of, directly or indirectly, any shares of the Company’s capital stock or securities convertible into or exercisable or exchangeable for the Company’s capital stock beneficially owned by them for a period of two years following the close of this Offering. In consideration of their agreements, the Company agreed to issue to the Bios Entities and Kairos Entities at the closing of the Offering, warrants to purchase 3,000,000 shares and 700,000 shares of our common stock, respectively, at an exercise price of $0.5325 per share, representing 150% of the public offering price of $0.355 per share. The warrants issued to the Bios Entities and Kairos Entities shall be on substantially the same terms as the warrants to be issued to the Underwriter, except for the exercise price, and will expire on October 28, 2031, if unexercised. The Bios Entities and Kairos Entities beneficially owned an aggregate of approximately 50% of our outstanding shares of common stock immediately prior to the Offering. Aaron Fletcher, Ph.D. and Todd Thomson are members of our board of directors and managing persons of the Bios Entities and Kairos Entities, respectively. Dr. Fletcher and Mr. Thomson have also agreed to a similar two-year lock-up of our securities beneficially owned by them. The Company’s remaining officers and directors have agreed, subject to certain limited exceptions, not to sell, transfer or dispose of, directly or indirectly, any shares of our capital stock or securities convertible into or exercisable or exchangeable for our capital stock beneficially owned by them for a period of 120 days following the close of the Offering.

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

To date, we have treated over 500 patients with elraglusib as an IV injection (“Elraglusib Injection”) in Phase 1 and Phase 2 studies. We have also developed an oral formulation of elraglusib (“Elraglusib Oral Tablet”), which we believe will allow us to pursue a number of cancer indications with a more convenient dose delivery option for patients with the ability to dose patients on a daily basis. We filed an Investigational New Drug (“IND”) application with the FDA in April 2026 to advance the Elraglusib Oral Tablet into a Phase 1/2 clinical study to identify the maximum tolerated dose and Recommended Phase 2 Dose (“RP2D”) in adult patients with advanced, refractory cancers, and we received FDA clearance to proceed with the Phase 1/2 clinical study, subject to additional funding. Once we have determined a RP2D, several Phase 2 or registrational studies have been identified for further clinical development of Elraglusib Oral Tablet, subject to additional funding, based on data from previous studies, including but not limited to, metastatic pancreatic ductal adenocarcinoma (“mPDAC”), refractory, metastatic melanoma, refractory, metastatic colorectal cancer, and non-small cell lung cancer.

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

While these data are impressive with once weekly IV dosing, we believe we can further improve the outcome of patients using the Elraglusib Oral Tablet at the RP2D, including a more frequent dosing regimen to be identified in the Phase 1/2 clinical study. We believe this strategy will further align with other new approaches to treating patients with mPDAC and other oncology indications with investigational or approved products that are delivered orally to patients. In addition, the safety profile of elraglusib in over 500 patients to date shows the product is well tolerated as a monotherapy and in combination with chemotherapy. We believe this may allow the Elraglusib Oral Tablet to be combined with other investigational or approved products, including but not limited to RAS and MEK inhibitors, where possible additive or synergistic mechanisms of action may potentiate better outcomes for patients treated with combination therapy including elraglusib.

In addition to our development plans for the Elraglusib Oral Tablet, we have advanced the development of Elraglusib Injection in pediatric cancer patients with recurrent/refractory solid cancers. This clinical study, Actuate-1902, is a Phase 1/2 study that evaluated escalating doses of elraglusib as a single agent as well as in combination with irinotecan or cyclophosphamide/topotecan in the Phase 1 portion of the study. Patients in the Actuate-1902 study also experienced a number of objective responses in the combination chemotherapy arms. Based on these data, we identified neuroblastoma and Ewing sarcoma as possible new indications for further development of Elraglusib Injection, pending additional funding primarily focused on non-dilutive sources of capital, further expanding the potential use and positive therapeutic impact of elraglusib. In June 2026, we entered into an initial agreement with the University of Birmingham to evaluate elraglusib in the BEACON2 clinical study, an international, multi-arm, multi-stage platform clinical study designed to identify and advance promising treatment approaches for children with relapsed and refractory neuroblastoma. The planned clinical study is expected to enroll up to 20 patients with relapsed and refractory neuroblastoma in a dose confirmation cohort to evaluate safety and to determine the maximum tolerated dose (“MTD”), RP2D, and pharmacokinetics (“PK”) profile of the combination of elraglusib with dinutuximab beta plus chemotherapy, subject to additional funding. Following completion of the dose confirmation stage, the regimen may advance into a randomized portion of the study, where approximately 75 patients are expected to be enrolled with an interim analysis.

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

Although research and development activities are central to our business model, the successful development of elraglusib and any future product candidates is highly uncertain. There are numerous factors associated with the successful development of any product candidate such as elraglusib, including future study design and various regulatory requirements, many of which cannot be determined with accuracy at this time given our stage of development. In addition, future regulatory factors beyond our control may impact our clinical development programs. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased number of patients and longer duration of later-stage clinical studies. As we advance the oral tablet formulation of elraglusib into a Phase 1/2 clinical trial in a smaller number of patients compared to the number of patients in our prior Actuate-1801 Phase 2 clinical trial, we expect our research and development expenses to decrease in the near term, provided we are able to raise additional capital to support these efforts. At this time, we cannot accurately estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the nonclinical and clinical development of elraglusib and any future product candidates. Our future research and development expenses may vary significantly based on a wide variety of factors such as:

•	the results of our clinical studies and nonclinical studies of elraglusib and any future product candidates we may choose to pursue, including any modifications to clinical development plans based on feedback that we may receive from regulatory authorities;
•	per patient clinical study costs;
•	the number of clinical studies required for approval;
•	the number of sites included in the clinical studies and the number of countries in which the studies are conducted;
•	the number of patients who participate in the clinical studies, the drop-out or discontinuation rates of patients, and the length of time required to enroll eligible patients;
•	the number of doses that patients receive;
•	the potential additional safety monitoring requested by regulatory agencies;
•	the duration of patient participation in the clinical studies and follow-up;
•	the cost and timing of manufacturing elraglusib and any future product candidates;
•	the costs, if any, of obtaining third-party drugs for use in our combination clinical studies;
•	the scope, progress, costs and results of our investigator-initiated trials, or IITs;
•	the extent of changes in government regulation and regulatory guidance;
•	the efficacy and safety profile of elraglusib and any future product candidates;
•	the timing, receipt, and terms of any approvals from applicable regulatory authorities; and
•	the extent to which we establish additional collaboration, license, or other arrangements.

A change in the outcome of any of these variables with respect to the development of elraglusib or any future product candidates could significantly change the costs and timing associated with the development of that product candidate. We may never succeed in obtaining regulatory approval for any product candidate.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related expenses, such as employee compensation, benefits, and stock-based compensation, for our personnel in executive and other administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters and professional fees paid for accounting, auditing, consulting, and tax services, as well as other costs such as insurance costs, board of director fees, investor and public relations, and travel expenses. We anticipate our general and administrative expenses will remain steady or decrease in the near future based on available financial resources. However, pending the availability of additional capital, we anticipate our general and administrative expenses may increase in the future if we are able to expand our operations, including increasing our headcount to support our continued research and development activities and preparing for later-stage clinical studies and potential commercialization of elraglusib.

Other Income (Expense)

Interest Expense

Interest expense represents interest owed to UIC under our license agreement with UIC, whereby UIC agreed to defer amounts owed to UIC under a former sublicense agreement in the amount of $404,991.

Interest Income

Interest income represents interest earned on our cash and cash equivalents at the then-prevailing market rates.

Results of Operations

We have incurred significant operating losses and negative cash flows from operations since our inception. Our net losses were $22,227,852 and $27,285,328 for the years ended December 31, 2025 and 2024, respectively, and $13,913,033 and $17,673,899 for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $168,520,734. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for, and potentially commercialize elraglusib, and potentially seek to discover, acquire and develop additional product candidates, utilize third parties to manufacture elraglusib, hire additional personnel, expand and protect our intellectual property, and incur additional costs associated with operating as a public company. If we obtain regulatory approval for elraglusib, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing, and distribution.

Comparison of the Three Months Ended September 30, 2026 and 2025:

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	Change
Operating expenses:
Research and development	$1,811,601	$2,177,922	$(366,321)
General and administrative	1,627,486	3,294,456	(1,666,970)
Total operating expenses	3,439,087	5,472,378	(2,033,291)
Loss from operations	(3,439,087)	(5,472,378)	2,033,291
Other income (expense):
Interest expense	(5,063)	(5,063)	–
Interest income	23,501	69,971	(46,470)
Total other income, net	18,438	64,908	(46,470)
Net loss	$(3,420,649)	$(5,407,470)	$1,986,821

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	Change
External clinical study expenses	$515,930	$1,041,473	$(525,543)
Personnel and consulting expenses	634,644	929,833	(295,189)
CMC related costs	52,744	105,706	(52,962)
Nonclinical and biomarker research	608,283	100,910	507,373

Total research and development expenses	$1,811,601	$2,177,922	$(366,321)

The decrease in research and development expenses of $366,321 for the three months ended September 30, 2026 compared to the same prior year period was primarily due to (i) a decrease in external clinical study expenses of $525,543 mostly related to lower costs associated with the randomized Phase 2 mPDAC clinical study (Actuate-1801 Part 3B) as the study nears completion, (ii) a decrease in personnel and consulting expenses of $295,189 primarily due to lower consulting expenses due to the fewer activities associated with the randomized Phase 2 mPDAC clinical study combined with a decrease in bonus expense in the current period, which were offset by an increase in non-cash stock-based compensation expense of $130,845 related to awards granted to employees and consultants of the Company, and (iii) a decrease of $52,962 in CMC related costs primarily due to the timing of our stability studies. These amounts were offset by a current period increase in nonclinical and biomarker research costs of $507,373 mostly associated with nonclinical studies being conducted to evaluate the combination of elraglusib with various RAS inhibitors.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	Change
Personnel-related expenses	$904,491	$2,297,140	$(1,392,649)
Professional and consulting fees	377,321	651,669	(274,348)
Other expenses	345,674	345,647	27

Total general and administrative expenses	$1,627,486	$3,294,456	$(1,666,970)

The decrease in general and administrative expenses of $1,666,970 for the three months ended September 30, 2026 compared to the same prior year period was primarily due to (i) a decrease in personnel-related expenses of $1,392,649 mostly due to a decrease in non-cash stock-based compensation expense of $960,635 resulting from the timing of amortization of awards granted to employees, non-employee members of the board of directors, and consultants of the Company combined with a decrease in bonus expense and (ii) a decrease in professional and consulting fees of $274,348 mostly due to a decrease in investor and public relations fees combined with a decrease in legal expenses.

Other Income (Expense)

Other income (expense), net, for the three months ended September 30, 2026 and 2025 was comprised of the following:

•	Interest expense — Interest expense for the three months ended September 30, 2026 and 2025 represents interest accrued on amounts owed under a license agreement with UIC, whereby UIC agreed to defer amounts payable to UIC under a former sublicense agreement in the amount of $404,991 in exchange for an interest-bearing license payable.

•	Interest income — Interest income for the three months ended September 30, 2026 and 2025 represents interest earned on cash and cash equivalents based on the then-prevailing market rates. The decrease in interest income for the three months ended September 30, 2026 compared to the same prior year period was primarily due to a lower average cash balance on hand compared to the same prior year period.

Comparison of the Nine Months Ended September 30, 2026 and 2025:

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	Change
Operating expenses:
Research and development	$6,443,670	$8,163,046	$(1,719,376)
General and administrative	7,607,961	9,643,793	(2,035,832)
Total operating expenses	14,051,631	17,806,839	(3,755,208)
Loss from operations	(14,051,631)	(17,806,839)	3,755,208
Other income (expense):
Interest expense	(15,188)	(15,188)	–
Interest income	153,786	148,128	5,658
Total other income, net	138,598	132,940	5,658
Net loss	$(13,913,033)	$(17,673,899)	$3,760,866

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	Change
External clinical study expenses	$1,869,137	$4,401,805	$(2,532,668)
CMC related costs	355,248	676,391	(321,143)
Nonclinical and biomarker research	1,343,684	444,122	899,562
Personnel and consulting expenses	2,875,601	2,640,728	234,873
Total research and development expenses	$6,443,670	$8,163,046	$(1,719,376)

The decrease in research and development expenses of $1,719,376 for the nine months ended September 30, 2026 compared to the same prior year period was primarily related to lower external clinical study expenses of $2,532,668 mostly related to the randomized Phase 2 mPDAC clinical study (Actuate-1801 Part 3B) as the study nears completion combined with a decrease in CMC related costs of $321,143 primarily due to the timing of drug product manufacturing and stability studies. These decreases in expenses in the current period were partially offset by (i) an increase in nonclinical and biomarker research costs of $899,562 mostly associated with nonclinical studies being conducted to evaluate the combination of elraglusib with various RAS inhibitors and (ii) an increase in personnel and consulting expenses of $234,873 due to an increase in headcount compared to the same prior year period combined with an increase in non-cash stock-based compensation expense of $265,274 related to awards granted to employees and consultants of the Company, which amounts were offset by lower consulting expenses in the current period.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	Change
Personnel-related expenses	$4,304,370	$6,044,567	$(1,740,197)
Professional and consulting fees	2,183,405	2,406,479	(223,074)
Other expenses	1,120,186	1,192,747	(72,561)
Total general and administrative expenses	$7,607,961	$9,643,793	$(2,035,832)

The decrease in general and administrative expenses of $2,035,832 for the nine months ended September 30, 2026 compared to the same prior year period was primarily due to (i) a decrease in personnel-related expenses of $1,740,197 related to lower non-cash stock-based compensation expense of $1,102,278 related to the timing of amortization of awards granted to employees, non-employee members of the board of directors, and consultants of the Company combined with lower bonus expense in the current period, (ii) a decrease in professional and consulting fees of $223,074, mostly due to a decrease in investor and public relations fees, and (iii) a decrease in other expenses of $72,561 primarily related to lower insurance costs in the current period.

Other Income (Expense)

Other income (expense), net, for the nine months ended September 30, 2026 and 2025 was comprised of the following:

•	Interest expense — Interest expense for the nine months ended September 30, 2026 and 2025 represents interest accrued on amounts owed under a license agreement with UIC, whereby UIC agreed to defer amounts payable to UIC under a former sublicense agreement in the amount of $404,991 in exchange for an interest-bearing license payable.

•	Interest income — Interest income for the nine months ended September 30, 2026 and 2025 represents interest earned on cash and cash equivalents based on the then-prevailing market rates. The slight increase in interest income for the nine months ended September 30, 2026 compared to the same prior year period was primarily due to a higher average interest rate earned over the current period.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from operations. We expect to incur significant expenses and operating losses in the foreseeable future as we advance the clinical development of elraglusib and any future product candidates.

On October 26, 2026, the Company entered into an underwriting agreement with Newbridge Securities Corporation, acting as sole book-running manager, relating to the issuance and sale of up to 35,633,785 shares of the Company’s common stock and warrants to purchase up to an aggregate of 17,816,892 shares of common stock, including the 15% over-allotment option granted to the underwriter (“October 2026 Public Offering”). The combined public offering price for each set of two shares of common stock and one accompanying warrant to purchase one share of common stock was $0.71, before underwriting discounts and commissions. Under the October 2026 Public Offering, the Company received aggregate net proceeds of $11,764,494 in exchange for the issuance of an aggregate of 35,633,785 shares of common stock and warrants to purchase an aggregate of up to 17,816,892 shares of common stock, including the full exercise of the over-allotment option, after deducting underwriting discounts and commissions and before estimated offering expenses payable by the Company.

On November 28, 2025, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with B. Riley Securities, Inc. and Craig-Hallum Capital Group LLC (each a “Sales Agent” and collectively the “Sales Agents”) with respect to an “at the market” offering program (the “ATM Facility”), under which we may, from time to time, at our sole discretion, issue and sell through the Sales Agents, up to $100 million of shares of our common stock. Pursuant to the ATM Agreement, we may sell the shares through the Sales Agents by any method permitted that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act. The Sales Agents will use commercially reasonable efforts consistent with their normal trading and sales practices to sell the shares from time to time, based upon instructions from us, including any price or size limits or other customary parameters or conditions we may impose. We will pay the Sales Agents a commission of up to 3.0% of the gross sales proceeds of any common stock sold through the Sales Agents under the ATM Agreement and also has provided the Sales Agents with customary indemnification rights. During the nine months ended September 30, 2026, we sold 1,078,995 shares of common stock at a weighted-average price of $1.96 per share for net proceeds of $2,023,024 under the ATM Facility. As of September 30, 2026, we had approximately $97.9 million in remaining capacity under its ATM Facility.

On March 27, 2025, we entered into a common stock purchase agreement (the “Committed Equity Facility”) with B. Riley Principal Capital II (“B. Riley”) giving us the right, but not the obligation, to sell to B. Riley over a 36-month period up to the lesser of (i) $50 million of newly issued shares of our common stock and (ii) 3,904,374 shares of our common stock. During the nine months ended September 30, 2026, we did not issue any shares of common stock under the Committed Equity Facility. As of September 30, 2026, we had 3,364,407 shares of common stock in remaining capacity under our Committed Equity Facility.

As of September 30, 2026, we had cash and cash equivalents of $2,101,816 and a working capital deficit of $974,694. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue our development of, seek regulatory approval for, and potentially commercialize elraglusib and potentially seek to discover and develop and/or license or acquire additional product candidates, conduct our ongoing and planned clinical studies and nonclinical studies, continue our research and development activities, utilize third parties to manufacture elraglusib, hire additional personnel, expand and protect our intellectual property, and incur additional costs associated with operating as a public company. Based on our current operating plan, we estimate that our existing cash and cash equivalents as of the date of this Report, and after giving effect to our October 2026 Public Offering, will not be sufficient to fund our operational and capital requirements for at least one year after the date these financial statements are issued without raising additional capital. There can be no assurance that we will be able to raise sufficient proceeds in the future under the ATM Facility or Committed Equity Facility or any additional financing will be available to the us on acceptable terms, if at all.

Until such time, if ever, that we can generate substantial product revenue, we expect to finance our operations through equity offerings, debt financings, or other capital sources, including current or potential future collaborations, licenses, and other similar arrangements. As we seek additional financing in the near future, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our ability to raise additional funds may be adversely impacted by business conditions, global economic conditions, disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, and diminished liquidity and credit availability. In addition, we are not currently in compliance with the Nasdaq Global Market’s minimum market value of listed securities (“MVLS”) requirement of $50 million and $1.00 minimum bid price requirement. If our common stock is delisted from the Nasdaq Global Market, and our common stock is not accepted for listing on the Nasdaq Capital Market, or we are unable to meet the $1.00 minimum bid price requirement or fail to maintain compliance with other listing requirements, the market price and liquidity of our common stock and our ability to raise additional capital would be adversely impacted. To the extent we raise additional capital through the sale of equity or convertible debt securities, stockholders’ ownership interest in our common stock will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions, engaging in acquisition, merger or collaboration transactions, selling or licensing our assets, making capital expenditures, redeeming our stock, making certain investments or declaring dividends. If we raise additional funds through collaborations or license agreements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity, debt, or other financings when needed, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, or even cease operations.

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

Other Capital Requirements and Additional Royalty Obligations

We enter into agreements in the normal course of business with various vendors, which are generally cancellable upon notice. Payments due upon cancellation typically consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation.

Cash Flow Summary

The following table provides a summary of our cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(12,373,256)	$(15,470,210)
Net cash provided by financing activities	1,315,649	23,753,351
Net change in cash and cash equivalents	$(11,057,607)	$8,283,141

Cash Flows From Operating Activities

Nine Months Ended September 30, 2026 — Net cash used in operating activities for the nine months ended September 30, 2026 consisted of our net loss of $13,913,033 combined with cash used by a net change in operating assets and liabilities of $2,281,893, which amounts were partially offset by (i) non-cash stock-based compensation expense of $3,667,982, (ii) non-cash stock issued for services of $138,500, and (iii) an increase in accrued interest on license payable of $15,188.

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

Cash Flows From Financing Activities

Nine Months Ended September 30, 2026 — During the nine months ended September 30, 2026, net cash provided by financing activities consisted of net proceeds received of $2,025,619 from the sale of shares of common stock under the ATM Facility, before the amortization of deferred offering costs of $2,595, which amount was partially offset by the payment of taxes from withholding of common stock on settlement of restricted stock units of $649,442 and the payment of deferred offering costs of $60,528.

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

Pro Forma Impact of the October 2026 Public Offering

The following financial information has been developed by application of pro forma adjustments to the historical financial statements of the Company appearing elsewhere in this Report. The unaudited pro forma information gives effect to the October 2026 Public Offering.

The unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what the results of operations or financial position of the Company would have been had the transactions described above actually occurred on the dates indicated, nor do they purport to project the financial condition of the Company for any future period or as of any future date. The unaudited pro forma financial information should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere in this Report.

Unaudited Pro Forma Balance Sheet

The unaudited pro forma balance sheet as of September 30, 2026 gives effect to an assumed October 2026 Public Offering and net proceeds of $11,764,494 completed after September 30, 2026, after deducting underwriting discounts and commissions and before estimated offering expenses payable by the Company. Underwriting discounts and commissions are assumed to be $885,500 (representing 7% of gross proceeds) and are reflected as a reduction of additional paid-in capital in accordance with U.S. GAAP. No proceeds from the exercise of the issued warrants are reflected.

	September 30, 2026	Adjustments- October 2026 Public Offering	Pro Forma As Adjusted
	(unaudited)	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,101,816	$11,764,494	$13,866,310
Prepaid assets and other current assets	546,246	–	546,246
Total current assets	2,648,062	11,764,494	14,412,556
Deferred offering costs and other assets	570,719		570,719
Total assets	$3,218,781	$11,764,494	$14,983,275

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$890,977	$–	$890,977
Other accrued expenses	2,730,092	–	2,730,092
Accrued compensation	–	–	–
Accrued interest, current	1,687	–	1,687
Total current liabilities	3,622,756	–	3,622,756

Long term liabilities:
License payable	404,991	–	404,991
Total long-term liabilities	404,991	–	404,991

Total liabilities	4,027,747	–	4,027,747

Stockholders’ (deficit) equity:
Preferred stock, $0.000001 par value, 10,000,000 shares authorized, no shares issued or outstanding	–	–	–
Common stock, $0.000001 par value, 200,000,000 shares authorized, 24,748,414 and 60,382,199 shares issued and outstanding at September 30, 2026, as reported and pro forma as adjusted, respectively	25	35	60
Additional paid-in capital	167,711,743	11,764,459	179,476,202
Accumulated deficit	(168,520,734)	–	(168,520,734)
Total stockholders’ (deficit) equity	(808,966)	11,764,494	10,955,528
Total liabilities and stockholders’ (deficit) equity	$3,218,781	$11,764,494	$14,983,275

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of September 30, 2026, the end of the period to which this quarterly report relates, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are not currently in compliance with the Nasdaq Global Market’s minimum market value of listed securities (“MVLS”) requirement of $50 million and $1.00 minimum bid price requirement. If our common stock is delisted from the Nasdaq Global Market, and our common stock is not accepted for listing on the Nasdaq Capital Market, or we are unable to meet the $1.00 minimum bid price requirement or fail to maintain compliance with other listing requirements, the market price and liquidity of our common stock and our ability to raise additional capital would be adversely impacted.

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

As provided in the Nasdaq rules, we have 180 calendar days, or until January 11, 2027 (the “Compliance Date”), to regain compliance. To regain compliance, the market value of our listed securities must close at $50 million or more for a minimum of 10 consecutive business days at any time prior to January 11, 2027. In the event we do not regain compliance with the MVLS Requirement prior to the Compliance Date or we are not able to continue to meet other continued listing standards, including the minimum bid price of $1.00 as described below, Nasdaq will notify us that our securities are subject to delisting, at which point we may appeal the delisting determination to a Nasdaq hearings panel or choose to seek a listing of our common stock on the Nasdaq Capital Market.

In addition, on October 28, 2026, we received a notice (“Minimum Bid Notice”), from Nasdaq, that we were not in compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(a)(1), or the Minimum Bid Price Requirement. The Minimum Bid Notice indicated that, consistent with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 days, or until April 26, 2027, to regain compliance with the Minimum Bid Price Requirement by having the bid price of our common stock meet or exceed $1.00 per share for a minimum of ten consecutive business days. We may also be eligible for an additional compliance period of 180 calendar days if, on April 26, 2027, we meet the continued listing requirement for market value of publicly held shares and all other applicable standards for initial listing on the Nasdaq Global Market (with the exception of the closing bid price requirement) based on our then most recent public filings and market information, and we provide written notice to Nasdaq of our intent to cure the deficiency during such additional compliance period, including, without limitation, by effecting a reverse stock split, if necessary.

The Notice and Minimum Bid Notice has no immediate effect on the listing of the Company’s securities on Nasdaq Global Market. We intend to actively monitor our MVLS and Minimum Bid Price Requirement between now and the compliance dates, and may, if appropriate, evaluate available options including applying for a transfer to the Nasdaq Capital Market and/or by effecting a reverse stock split to resolve the deficiencies and regain compliance with the requirements. While we are exercising diligent efforts to maintain the listing of our securities on the Nasdaq, there can be no assurance that we will be able to regain or maintain compliance with Nasdaq Global Market listing standards or satisfy the requirements necessary to transfer the listing of our securities to the Nasdaq Capital Market.

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

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

______________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2026	ACTUATE THERAPEUTICS, INC. /s/ Daniel Schmitt Daniel Schmitt, President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: November 13, 2026	ACTUATE THERAPEUTICS, INC. /s/ Paul Lytle Paul Lytle, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

